Form 10-Q
period 2010-09-30
Native American Energy Group, Inc.
filed 2011-03-16
CIK 1499501

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 000-54088

Native American Energy Group, Inc.
(Exact Name of registrant as specified in its charter)

Delaware	65-0777304
(State or other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

108-18 Queens Blvd., Suite 901
Forest Hills, NY 11375
(Address of principal executive offices)

(718) 408-2323
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

☐	Large Accelerated Filer	☐	Accelerated Filer

☐	Non-Accelerated Filer	☑	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑

As of March 15, 2011, there were 28,374,530 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIVE AMERICAN ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(a development stage company)

	September 30,	December 31,
	2010	2009
	(unaudited)

ASSETS
Current assets:
Cash	$2,010	$5,915
Prepaid expenses	303,229	-
Total current assets	305,239	5,915

Property, plant and equipment, net	619,538	729,681

Other assets:
Licensing, net of accumulated amortization of $46,296	2,453,704	-
Collateral on surety bonds	174,637	173,628
Guarantee fees	-	169,271
Security deposits	160,587	159,612
Total other assets	2,788,928	502,511

Total assets	$3,713,705	$1,238,107

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$832,755	$1,269,259
Capital leases and notes payable, short term	539,710	226,010
Loans payable	532,100	1,185,400
Total current liabilities	1,904,565	2,680,669

Long term debt:
Capital leases	-	185,133
Total long term debt	-	185,133

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, par value $0.0001; 1,000,000 shares authorized, 500,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009	50	50
Common stock, par value $0.001; 1,000,000,000 shares authorized, 26,214,530 and 11,030,003 shares issued and outstanding as of September 30, 2010 and December 31, 2009	26,215	11,030
Additional paid in capital	19,221,477	14,865,210
Deficit accumulated during development stage	(17,438,602)	(16,503,985)
Total stockholders' equity (deficit)	1,809,140	(1,627,695)

Total liabilities and stockholders' equity (deficit)	3,713,705	$1,238,107

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(a development stage company)
(unaudited)

					From January 18,
					2005
					(date of inception)
	Three months ended September 30,		Nine months ended September 30,		through
	2010	2009	2010	2009	September 30, 2010
REVENUE	$14,393	$-	$14,393	$-	$14,393

Operating expenses:
Selling, general and administrative	285,611	29,748	742,925	89,376	11,950,732
Impairment of undeveloped properties	25,149	-	46,940	51,156	4,685,507
Depreciation and amortization	59,206	36,714	156,439	110,143	252,021
Total operating expenses	369,966	66,462	946,304	250,675	16,888,260

Loss from operations	(355,573)	(66,462)	-(931,911)	(250,675)	(16,873,867)

Other income (expense):
Interest income	177	827	1,009	2,481	26,060
Other income	-	-	43,100	-	161,184
Interest expense	(12,214)	(37,006)	(46,815)	(89,299)	(751,979)

Loss before provision for income taxes	(367,610)	(102,641)	(934,617)	(337,493)	(17,438,602)

Provision for income taxes (benefit)	-	-	-	-	-

NET LOSS	$(367,610)	$(102,641)	$(934,617)	$(337,493)	$(17,438,602)

Net loss per common share, basic and fully diluted
	$(0.01)	$(0.58)	$(0.04)	$(2.20)
Weighted average number of outstanding shares, basic and fully diluted	25,810,421	176,738	22,080,128	153,158

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(a development stage company)
FROM JANUARY 1, 2010 THROUGH SEPTEMBER 30, 2010
(unaudited)

						Deficit
						Accumulated
						during
	Preferred stock		Common stock		Additional	Development
	Shares	Amount	Shares	Amount	Paid in Capital	stage	Total
Balance, January 1, 2010	500,000	$50	11,030,003	$11,030	$14,865,210	$(16,503,985)	$(1,627,695)
Shares issued for fractional roundup (merger)	-	-	4,425	4	-	-	4
Common stock issued to acquire technology license	-	-	2,000,000	2,000	1,998,000	-	2,000,000
Common stock issued in settlement of debt	-	-	10,040,702	10,042	1,514,716		1,524,758
Sale of common stock	-	-	1,596,400	1,596	223,604		225,200
Common stock issued in exchange for expenses	-	-	1,543,000	1,543	619,947		621,490
Net loss	-	-	-	-	-	(934,617)	(934,617)
Balance, September 30, 2010	500,000	$50	26,214,530	$26,215	$19,221,477	$(17,438,602)	$1,809,140

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(a development stage company)
(unaudited)

			From January 18, 2005
	Nine months ended September 30,		(date of inception) through
	2010	2009	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(934,617)	$(337,493)	$(17,438,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	156,439	110,443	387,607
Impairment losses	-	-	4,638,567
Common stock issued for services and expenses	318,266		8,857,698
Preferred stock issued for services	-	-	400,000
(Increase) decrease in:
Licensing	-	-	(30,000)
Guarantee fees	169,271	30,469	(4,357)
Surety bond	(1,009)	(2,481)	(170,280)
Deposits	(975)	129,832	(160,587)
Increase (decrease) in:
Accounts payable and accrued expenses	(141,003)	92,544	1,128,256
Net cash (used in) operating activities	(433,628)	23,314	(2,391,698)

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and gas properties, unevaluated	-	-	(1,206,562)
Purchase of property and equipment	-	-	(2,659,973)
Net cash (used in) investing activities	-	-	(3,866,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and subscriptions	225,200	40,490	986,325
Proceeds from sale of royalty interest	-	-	2,923,570
Proceeds from loans payable	224,483	-	1,661,433
Proceeds from notes payable	-	65,845	201,964
Contributions by major shareholders	-	1,497	1,315,963
Payments of capital leases	-	(37,434)	(497,102)
Payments on loans payable	-	(89,500)	(251,550)
Payments of notes payable	(19,960)	-	(80,360)
Net cash provided by financing activities	429,723	(19,102)	6,260,243

Net (decrease) increase in cash and cash equivalents	(3,905)	4,212	2,010
Cash and cash equivalents, beginning of the period	5,915	874	-

Cash and cash equivalents, end of period	$2,010	$5,086	$2,010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for interest	$-	$-	$-
Cash paid during period for taxes	$-	$-	$800

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services rendered	$621,490	$-	$9,160,922
Common stock issued for licensing	$2,000,000	$-	$2,000,002
Common stock issued for conversion of debt	$1,524,758	$-	$1,524,758
Preferred stock issued for services rendered	$-	$-	$400,000

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERCIAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

General

The accompanying condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 are unaudited. These financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10 filed with the Securities and Exchange Commission (the “SEC”).

Business and Basis of Presentation

The registrant, Native American Energy Group, Inc., formerly Flight Management International, Inc. was incorporated under the laws of the State of Delaware on November 1, 1996.  The Company leases and using enhanced oil recovery capabilities, revitalizes abandoned oil fields which were previously developed and capped. The oil and natural gas fields are owned by individual land owners and located on native and non-native American lands in the State of Montana and Alaska.

The consolidated financial statements include the accounts of the Company, including NAEG Alaska Corporation (formerly Fowler Oil and Gas Corporation) and Native American Group, NAEG Alaska is wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

To implement its current business plan, significant additional financing will be required and the Company will need to be successful in its efforts to identify, acquire and develop oil and gas reserves that are economically recoverable.

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through September 30, 2010, the Company has accumulated losses of $17,438,602.

Reverse Acquisition

On October 23, 2009, the Company consummated a Plan of Merger and Merger Agreement with Flight Management International, Inc, a Delaware corporation and wholly-owned subsidiary of the Company (the “Subsidiary”) and Native American Energy Group, Inc., a Nevada corporation.

NATIVE AMERCIAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Pursuant to the Merger Agreement, on October 23, 2009, the Subsidiary merged with and into Native American Energy Group, Inc. resulting in Native American Energy Group, Inc. becoming a wholly-owned subsidiary of the Company (the “Merger”). Pursuant to the Merger Agreement, the Company issued 143,174 shares of its common stock (the “Acquisition Shares”) to the shareholders of Native American Energy Group, Inc.; and 10,000,000 shares of common stock and 500,000 shares of convertible preferred stock to two officers of Native American Energy Group, Inc., total of which representing approximately 92.5% of the issued and outstanding fully diluted common stock following the closing of the Merger. Also, 351,829 shares issued and outstanding were retained for shareholders prior to reverse merger. Simultaneously with the Merger, the Company changed its name from Flight Management International, Inc. to Native American Energy Group, Inc.   Pursuant to the Merger Agreement, the outstanding shares of common stock of Native American Energy Group, Inc. were cancelled. Prior to the Merger, the Company was an inactive corporation with no significant assets and liabilities and was considered as “Shell Company” under the SEC guidelines.

As a result of the Merger, there was a change in control of the Company. In accordance with Accounting Standards Codification subtopic 805-10, Business Combinations (“ASC 805-10) Accounting Standards Codification subtopic 805-10, Business Combinations (“ASC 805-10), the Company was the acquiring entity. In substance, the Share Exchange is a recapitalization of the Company’s capital structure rather than a business combination and accounted for as such.

 The total consideration paid was $25,932 and the significant components of the transaction are as follows:

Native American Energy Group, Inc. (Formerly Flight Management International, Inc.)
Summary Statement of Financial Position
At October 23, 2009

Assets:	$-0-

Liabilities:

Net liabilities assumed	$-0-

Common stock retained	25,932

Total consideration:	$25,932

All reference to Common Stock shares and per share amounts have been retroactively restated to effect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

NATIVE AMERCIAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment is recorded at cost. Depreciation of assets is provided by use of a straight line method over the estimated useful lives of the related assets. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred.

 Undeveloped Oil and Gas Properties

Acquisition, exploration and development of oil and gas activities are capitalized when costs are recoverable and directly result in an identifiable future benefit, following the full cost method of accounting. Improvements that increase capacity or extend the useful lives of assets are capitalized. Maintenance and turnaround costs are expensed as incurred.

Undeveloped oil and gas properties are assessed, at minimum annually, or as economic events dictate, for potential impairment. Impairment is assessed by comparing the estimated net undiscounted future cash flows to the carrying value of the asset. If required, the impairment recorded is the amount by which the carrying value of the asset exceeds its fair value.

Capitalized costs are depleted and depreciated on the unit-of-production method based on the estimated gross proved reserves once determined by the independent petroleum engineers. Depletion and depreciation is calculated using the capitalized costs, including estimated asset retirement costs, plus the estimated future costs to be incurred in developing proved reserves, net of estimated salvage value.

Costs of acquiring and evaluating unproved properties and major development projects are excluded from the depletion and depreciation calculation if and until it is determined whether or not proved reserves can be assigned to such properties. Costs of unproved properties and major development projects are transferred to depletable costs based on the percentage of reserves assigned to each project over the expected total reserves when the project was initiated. These costs are assessed periodically to ascertain whether impairment has occurred.

NATIVE AMERCIAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Depletion and amortization of oil and gas properties

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of properties within a relatively large geopolitical cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves. All costs incurred in oil and gas producing activities are regarded as integral to the acquisition, discovery, and development of whatever reserves ultimately result from the efforts as a whole, and are thus associated with the Company’s reserves. The Company capitalizes internal costs directly identified with performing or managing acquisition, exploration and development activities. Unevaluated costs are excluded from the full cost pool and are periodically evaluated for impairment rather than amortized. Upon evaluation, costs associated with productive properties are transferred to the full cost pool and amortized. Gains or losses on the sale of oil and natural gas properties are generally included in the full cost pool unless the entire pool is sold.

Capitalized costs and estimated future development costs are amortized on a unit-of-production method based on proved reserves associated with the applicable cost center. The Company has assesses for impairment for oil and natural gas properties for the full cost pool quarterly using a ceiling test to determine if impairment is necessary. Specifically, the net unamortized costs for each full cost pool less related deferred income taxes should not exceed the following: (a) the present value, discounted at 10%, of future net cash flows from estimated production of proved oil and gas reserves plus (b) all costs being excluded from the amortization base plus (c) the lower of cost or estimated fair value of unproved properties included in the amortization base less (d) the income tax effects related to differences between the book and tax basis of the properties involved. The present value of future net revenues should be based on current prices, with consideration of price changes only to the extent provided by contractual arrangements, as of the latest balance sheet presented.

The full cost ceiling test must take into account the prices of qualifying cash flow hedges in calculating the current price of the quantities of the future production of oil and gas reserves covered by the hedges as of the balance sheet date. In addition, the use of the hedge-adjusted price should be consistently applied in all reporting periods and the effects of using cash flow hedges in calculating the ceiling test, the portion of future oil and gas production being hedged, and the dollar amount that would have been charged to income had the effects of the cash flow hedges not been considered in calculating the ceiling limitation should be disclosed. Any excess is charged to expense during the period that the excess occurs. The Company did not have any hedging activities during the nine month period ended September 30, 2010. Application of the ceiling test is required for quarterly reporting purposes, and any write-downs cannot be reinstated even if the cost ceiling subsequently increases by year-end. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Abandonment of properties is accounted for as adjustments of capitalized costs with no loss recognized.

NATIVE AMERCIAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

During the years ended December 31, 2009 and 2008, the Company management performed an evaluation of its unproved properties for purposes of determining the implied fair value of the assets at the end of each respective year. The test indicated that the recorded remaining book value of its unproved properties exceeded its fair value for the years ended December 31, 2009 and 2008.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $172,594, net of tax, or $0.02 per share during the year ended December 31, 2009 and $4,465,973, net of tax, or $0.88 per share during the year ended December 31, 2008 to reduce the carrying value of the unproved properties to $-0-. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

During the nine months ended September 30, 2010, the Company management performed an evaluation of its unproved properties for purposes of determining the implied fair value of the assets at the end of each period. The test indicated that the recorded remaining book value of its unproved properties exceeded its fair value for the nine months ended September 30, 2010.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $46,940 net of tax, or $0.0 per share during the nine months ended September 30, 2010 to reduce the carrying value of the unproved properties to $-0-. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Intangible assets

The Company accounts for and reports acquired goodwill and other intangible assets under Accounting Standards Codification subtopic 305-10, Intangibles, Goodwill and Other (“ASC 305-10”). In accordance with ASC 305-10, the Company tests its intangible assets for impairment on an annual basis and when there is reason to suspect that their values have been diminished or impaired. Any write-downs will be included in results from operations.

In March 2010, the Company executed an amendment to their original agreement with Windaus Energy Inc. (of Canada), whereby the Company acquired manufacturing, marketing, sales, sublicensing and distribution rights to bring to the U.S. market Windaus’ Vertical Axis Wind Turbine Energy Systems. The management has estimated value of these rights $2,500,000.

The Company amortizes its intangible assets using the straight-line method over their estimated period of benefit.  The estimated remaining useful life of the sublicensing and distribution agreement is approximately 27 years with no expected residual value. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

The Company recorded amortization of $46,296 during the nine months ended September 30, 2010.

Estimated amortization expense is as follows:

Year ended December 31,
2010	$46,296
2011	92,593
2012	92,593
2013	92,593
2014 and after	2,129,629
Total	$2,453,704

NATIVE AMERCIAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Asset Retirement Obligations

The Company accounts for reclamation costs under the provisions of Accounting Standards Codification subtopic 410-20, Asset Retirement and Environmental Obligations, Asset Retirement Obligations (“ASC 410-20”). ASC 410-20 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, the Statement requires that retirement obligations be recognized when they are incurred and displayed as liabilities with the initial measurement being at the present value of estimated third party costs. In addition, the asset retirement cost is capitalized as part of the assets’ carrying value and subsequently allocated to expense over the assets’ useful lives. There are no changes in the carrying amounts of the asset retirement obligations as no expenses have yet been incurred.

The Company is obligated to maintain a surety bond in conjunction with certain acquired leases.  Our obligation for site reclamation does not become a liability until production begins.

Revenue Recognition

Revenues from the sale of petroleum and natural gas are recorded when title passes from the Company to its petroleum and/or natural gas purchaser and collectability is reasonably assured. During the third quarter of 2010, we received revenue from the sale of oil from a test well on one of our sites in the amount of $14,393.

Stock based payments

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in ASC 718-10.  The Company implemented AC 718-10 on January 1, 2006 using the modified prospective method.

As of September 30, 2010 and 2009, there were no outstanding employee stock options.

Fair Values

In the first quarter of fiscal year 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company’s financial position or operations.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $-0- for the nine months ended September 30, 2010, 2009 and from January 18, 2005 (date of inception) through September 30 2010.

NATIVE AMERCIAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At September 30, 2010, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards expiring through 2030	$17,000,000

Tax Asset	5,900,000
Less valuation allowance	(5,900,000)

Balance	$—

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Net Loss per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. The Company’s common stock equivalents, represented by convertible preferred stock, were not considered as including such would be anti-dilutive.

Reliance on Key Personnel and Consultants

The Company has 3 full-time employees who are executive officers and 0 part-time employees.  Additionally, there are outside consultants performing various specialized services.  The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

NATIVE AMERCIAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Recent Accounting Pronouncements

In December 2010, ASU Update No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), addresses questions about entities that have reporting units with zero or negative carrying amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. ASU Update no. 2010-28 is effective for fiscal years, and interim periods within those years, beginning after Dec. 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of ASU 2010-20 to have a material effect on our financial statements.

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amend “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company does not expect to have a significant impact on its financial statements with the adoption of ASU 2010-20.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NATIVE AMERCIAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 2 – GOING CONCERN MATTERS

The Company has incurred a net loss of $934,617 and $367,610 for the nine months ended September 30, 2010 and 2009, respectively. The Company has incurred significant losses and has an accumulated deficit of $17,438,602 at September 30, 2010. These factors raised substantial doubt about the Company’s ability to continue as going concern.

There can be no assurance that sufficient funds will be generated during the next twelve months or thereafter from the Company’s current operations, or those funds will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 – OIL AND GAS PROPERTIES, UNEVALUATED

Oil and Gas properties are comprised of acquired leases on Native American tribal lands and non-native lands in the states of Montana and Alaska.  All properties are in development stage with unproven and unevaluated reserves.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	September 30, 2010	December 31, 2009
Field equipment	$417,680	$417,680
Office equipment	40,283	40,283
Furniture and fixtures	31,704	31,704
Transportation equipment	67,176	67,176
Leasehold improvements	39,806	39,806
Leased equipment	585,000	585,000
Total	1,181,649	1,181,649
Less accumulated depreciation	(562,111)	(451,968)
Net	$619,538	$729,681

Depreciation is recorded ratably over the estimated useful lives of 5 to 10 years.  Depreciation expense was $110,143, $110,143 and $561,111 for the nine months ended September 30, 2010 and 2009 and from January 18, 2005 (date of inception) through September 30, 2010 respectively.

NATIVE AMERCIAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 5 – SURETY BONDS

The Company has an aggregate of $174,637 and 173,628 as of September 30, 2010 and December 31, 2009, respectively, deposited in a financial institution as collateral for posted surety bonds with various governmental agencies as assurance for possible well-site reclamation, if required. The Company is obligated to maintain a surety bond in conjunction with certain acquired leases.  Our obligation for site reclamation does not become a liability until production begins.

NOTE 6 – GUARANTEE FEES

In connection with the execution of the capital lease obligation, two Company officers and relatives shareholders provided real estate collateral and personal guarantees to the financial institution in exchange for an obligation of $325,000 of which $-0- remains unpaid to officers and relatives as of September 30, 2010.  The guarantee fees were amortized ratably over the term of the related lease.   This lease was converted into the Company’s common stock during the quarter ended March 31, 2010 and the unamortized balance of $169, 271 was written off accordingly.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

	September 30, 2010	December 31, 2009
Accounts payable and accrued expenses	$692,824	$1,110,007
Accrued expenses, related parties	-	44,400
Accrued interest	139,931	114,852
	$832,755	$1,269,259

NOTE 8 – LOANS PAYABLE

Loans payable are comprised of the following:

	September 30, 2010	December 31, 2009
Loan payable, - bearing 7.5% per annum with no specific due date, guaranteed by Company officers. Currently in default.	$130,000	$130,000
Various loans payable, with interest rates from 4% to 20% per annum, unsecured, currently in default	402,100	1,055,400
Total	532,100	1,185,400
Less current portion	532,100	1,185,400
Long term portion	$-0-	$-0-

NATIVE AMERCIAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 9 – NOTES PAYABLE

Notes payable are comprised of the following:

	September 30, 2010	December 31, 2009
Note payable, due in monthly installments of $530 including interest of 9.75%, due to mature in August 2010, secured by related equipment. Currently in default	$10,109	$10,109

Note payable, due in monthly installments of $369 including interest of 2.9%, due to mature in April 2013 secured by related equipment. Currently in default	$14,788	$14,788

Note payable, due in monthly installments of $246 including interest of 16.94%, due to mature in July 2011 secured by related equipment. Currently in default	$6,312	$6,312

Note payable, due in monthly installments of $1,022 including interest of 18.89%, due to mature in July 2013 secured by related equipment. Currently in default	$37,001	$37,001

Note payable, due July 1, 2006 with interest at 25% per annum, unsecured. Currently in default.	-	157,800
Note payable, due in March 2012 at 0% interest.	471,500	-
Sub-total	539,710	226,010
Less current portion	539,710	226,010
Long term portion	$-	$-

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of its $0.0001 par value preferred stock.  As of September 30, 2010 and December 31, 2009, there were 500,000 and 500,000 shares issued and outstanding respectively.

On September 22, 2009, the Company’s Board of Directors designated 1,000,000 shares of its authorized preferred stock to be Series A Convertible Preferred Stock.  The general attributes of the Series A Convertible Preferred Stock is as follows:

NATIVE AMERCIAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 10 – STOCKHOLDERS’ EQUITY (continued)

Dividends.  Holders of Series A Convertible Preferred Stock shall be entitled to receive dividends when and if declared by the Board of Directors.  Notwithstanding the forgoing, no dividends or other distributions shall be made or declared, in cash or in kind, in any other shares of the Company without the consent of the holders of Series A Convertible Preferred Stock unless and until a dividend of like amount is first paid in full to holders of Series A Convertible Preferred Stock.

Voting Rights. Holders of Series A Convertible Preferred Stock will have the right to that number of votes determined by multiplying the number of shares issuable upon conversion of the Series A Convertible Preferred Stock by 1,000.

Conversion.  Holders of Series A Convertible Preferred Stock will have the right to convert the Series A Convertible Preferred Stock at the option of the holder, at any time, into same number of common shares, subject to certain fundamental transaction adjustments.

Common stock

The Company is authorized to issue 1,000,000,000 shares of its $0.001 par value common stock.  As of September 30, 2010 there were 26,214,530 shares issued and outstanding.

On October 23, 2009, the Company affected a ten thousand-for-one (10,000 to 1) reverse stock split of its issued and outstanding shares of common stock, $0.001 par value. All references in the consolidated financial statements and the notes to consolidated financial statements, number of shares, and share amounts have been retroactively restated to reflect the forward split.

During the nine months ended September 30, 2010, the Company converted various outstanding debts including loans, equipment leases and account payables.  Pursuant to the various debt conversion agreements and pay-off letters, the Company converted 13 promissory notes and accrued interest, an equipment lease and an account payable totaling $1,524,757 into the Company’s common stock at various conversion prices ranging from $0.07 to $0.80 per share. An aggregate of 10,040,702 shares of common stock were issued in exchange for full release from such debt obligations.

On May 24, 2010, the Company issued 375,000 shares to a consultant for consulting services.

During the nine months ended September 30, 2010, the Company issued an aggregate of 621,493 shares of common stock for services rendered and expenses at between approximately $0.18 and $1.18 per share.  The valuations of common stock issued for services were based on the value of the services rendered, which did not differ materially from the fair value of the common stock during the period the services were rendered.

NATIVE AMERCIAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 11 – COMMITMENTS AND OBLIGATIONS

Overriding Royalty Interests

On April 11, 2005, the principal shareholders of the company formed NAEG Founders Holding Corporation (formerly NAEG Founders Corporation) for the purpose of selling a 5% Overriding Royalty Interest in the Company’s future oil & gas production. The Company sold a 5% Overriding Royalty Interest on future potential oil & gas production from oil & gas properties held and operated by the Company. During the years ended December 31, 2007 and 2008, the Company received payments of $1,715,000 and $1,208,570, respectively, and was recorded as additional paid in capital in each respectively year.

Mineral Royalty Payments & Oil & Gas Lease Payments

The Company is obligated to pay royalties to the lessors of its oil fields under the oil and gas leases with payments ranging from 16.67% to 20% of any production revenue. The Company is obligated for a minimum of $3.00 per acre per year in lease rental payments in Montana. Company has fully paid-up several leases in advance therefore not requiring any yearly lease rental payments.

At September 30, 2010, future minimum lease payments are as follows:

2010	$2,406
2011	$9,624
2012	$9,624
2013	$9,624

Operating leases

1.	The Company leases office space in New York at approximately $4,766 per month. Lease expires December 31, 2010. Currently leasing space on a month to month basis. Currently in default.
2.	The Company leases office space in Montana on a month to month basis at approximately $425 per month. Currently in default.
3.	The Company leases office space in Alaska on a month to month basis at approximately $390 per month. Currently in default.

The office lease expenses for the Company’s field offices in Alaska and Montana have been included on the balance sheet in Oil & Gas Properties.

NATIVE AMERCIAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 11 – COMMITMENTS AND OBLIGATIONS (continued)

At September 30, 2010, future minimum lease payments are as follows:

2010	$33,500
2011	$66,972
2012	$66,972
2013	$66,972
Thereafter	-

Total lease rental expenses for the nine months ended September 30, 2010 was $55,824.

Consulting agreements

The Company has consulting agreements with outside contractors. The Agreements are generally month to month.

As per a consulting agreement executed on June 10, 2010, the Company is obligated to pay a two percent (2%) Overriding Royalty Interest on the oil production from one specific oil well in Montana for which Company is pursuing initial development capital for. In addition, it is obligated to pay a 10% success fee to the consultant in the event the funding is completed as a result of consultant’s efforts.

As per a consulting agreement executed on May 13, 2010, the Company is obligated to pay a success fee of seven percent (7%), inclusive of all fees, in cash of the amount of capital raised as a result of contacts by the consultant.

Litigation

Steven Freifeld, et al. v. Native American Energy Group, Inc., et al., Index No. 005503-2010.

 On March 19, 2010, Plaintiffs, the putative investors in NAEG Founders Holding Corporation (“Founders”), filed a complaint in the Supreme Court of the State of New York, Nassau County, against the Company, Joseph D’Arrigo, in his capacity as President and CEO of the Company, Raj Nanvaan, in his capacity as CFO, COO, Vice President and Treasurer of the Company, and others (together, the “Defendants”) alleging among other things, that the Company and/or its affiliates and officers have breached fiduciary duties purportedly owed Plaintiffs and committed common law fraud through misrepresentations in the course of soliciting investments. On March 25, 2010, Plaintiffs filed an order to show cause in the Supreme Court of the State of New York, Nassau County, in support of their request for an order granting Plaintiffs specific relief; namely, the setting of a date for a shareholders’ meeting of NAEG Founders Holding Corporation, inspection of books and records of NAEG Founders Holding Corporation, and an accounting from the Company’s corporate officers as to their interests in the Company and its affiliates. On May 6, 2010, the Company filed an order to show cause requesting an order transferring this matter to New York County pursuant to the terms of a contractual forum selection clause, and staying the entire action pending determination of the change of venue motion.  On May 6, 2010, oral argument was held at the Company’s request for a stay, after which the Court granted an interim stay tolling the Company’s time to respond to Plaintiffs’ motion and complaint.  Plaintiffs served their formal response in opposition to the Company’s change of venue motion on June 3, 2010.  The Company served its reply in support of its venue motion on June 18, 2010.

NATIVE AMERCIAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 11 – COMMITMENTS AND OBLIGATIONS (continued)

On September 13, 2010, the Honorable Stephen A. Bucaria issued an Order rendering a decision on the Plaintiffs’ and Defendants’ previously filed Orders to Show Cause.  Judge Bucaria denied the Plaintiffs’ motion for an order compelling a meeting of the shareholders; granted the Plaintiffs’ request for an order allowing inspection of the books and records of NAEG Founders Holding Corporation; and denied the Plaintiffs’ request for an order requiring defendants Joseph D’Arrigo and Raj Nanvaan for an accounting to the shareholders at the shareholders meeting.  Judge Bucaria denied the defendants’ request to transfer the action from Nassau County to New York County.

Before Judge Bucaria issued his Order, the Defendants and Plaintiffs jointly agreed on September 2, 2010 that the books and records of NAEG Founders Holding Corporation and Native American Energy Group, Inc. would be made available on September 20, 2010 for inspection and review to the Plaintiffs at the Law Offices of Bachner & Associates, P.C.  In order to show good faith and try to facilitate a resolution of the matter, the Defendants also made available additional books and records to the Plaintiffs on September 22, 2010 and September 24, 2010.  Additionally, on September 23, 2010, in accordance with the Plaintiffs’ prior request, NAEG Founders Holding Corporation held its annual meeting.  However, none of the Plaintiffs attended, nor did they return their voting proxies.

On October 8, 2010, the Plaintiffs and Defendants filed a joint stipulation extending the Defendants time to answer, move, or otherwise respond to the Complaint from October 12, 2010 to, and including, November 8, 2010. On November 8, 2010, the parties jointly agreed to stay the action.  The next scheduled court appearance is on June 3, 2011 for a status conference before Judge Bucaria.

On November 29, 2010, the parties entered into a confidential conditional settlement agreement, without prejudice.  NAEG’s stock ticker symbol “NAGP” has had a global lock placed on it since May 27, 2010 by the Depository Trust Company (“DTC”), which means that DTC has suspended trade and settlement services for our stock, Our management was told by the compliance department at DTC that the global lock had been instituted because of their uncertainty about the shares of Halstead Energy Corporation held in street name under their nominee Cede & Co that were erroneously commingled with our Company’s shares in February 2005.  See “Business – History.”  Pursuant to the settlement agreement, if the global lock is removed, the Plaintiffs will receive 1,300,000 shares of NAEG in exchange for their 2,405,000 shares in Founders.  Additionally, one plaintiff will receive 37,500 shares of NAEG in exchange for retiring and forgiving a loan he made to NAEG, which has an outstanding balance of $46,500.  As per the settlement agreement, the Company has already issued 1,337,500 shares and they are being held in escrow pending removal of the global lock by DTC. The lawsuit shall continue and the stay shall be lifted if the global lock is still in place on May 8, 2011.  In this event, the Defendants will have until July 7, 2011 to file an answer, move, or otherwise respond to the Complaint.  Should the lawsuit resume, the Company intends to continue to contest the allegations vigorously.

The Company is being represented Bachner & Associates, P.C. in New York. They are unable at this time to render an opinion that the likelihood of an unfavorable outcome is either probable or remote, or to estimate the amount or range of probable loss.

Other than the litigation disclosed above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company, threatened against or affecting our Company, our common stock, any of our subsidiaries or our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

NATIVE AMERCIAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 12 – RELATED PARTY TRANSACTIONS

From January 18, 2005 (date of inception) through September 30, 2010, principal shareholders have contributed an aggregate of $1,315,963 in working capital with the funds thereof reflected as additional paid in capital in the Company’s financial statements.

In conjunction with the reverse acquisition as described in Note 1 above, the Company issued an aggregate of 10,000,000 shares of common stock and 500,000 shares of convertible preferred stock to two officers of Native American Energy Group, Inc which represents approximately 90% of the post acquisition shares outstanding.

Officers and their relatives have loaned funds to the Company from time to time.

NOTE 13 – INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At June 30, 2010 the Company has available for federal income tax purposes a net operating loss carry forward of approximately $17,000,000 expiring in the year 2029 that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited.  Components of deferred tax assets as of September 30, 2010 are as follows:

Noncurrent:
Net operating loss carry forward	$5,900,000
Valuation allowance	(5,900,000)
Net deferred tax asset	$-

The total provision differs from the amount that would be obtained by applying the federal statutory rate of 35% to income before income taxes, as follows:

Expected tax provision (benefit)	$(5,900,000)
Effect of:
State income taxes, net of federal benefit	-
Net operating loss carry forward	2,750,000
Increase in valuation allowance	3,150,000
Graduated rates	-
$5,900,000

NATIVE AMERCIAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 14 - SUBSEQUENT EVENTS

Legal Proceedings Update:

On October 8, 2010, the Plaintiffs and Defendants filed a joint stipulation extending the Defendants time to answer, move, or otherwise respond to the Complaint from October 12, 2010 to, and including, November 8, 2010.

On November 8, 2010, the parties jointly agreed to stay the action.  The next scheduled court appearance is on June 3, 2011 for a status conference before Judge Bucaria.

On November 29, 2010, the parties entered into a confidential conditional settlement agreement, without prejudice.  NAEG’s stock ticker symbol “NAGP” has had a global lock placed on it since May 27, 2010 by the Depository Trust Company (“DTC”), which means that DTC has suspended trade and settlement services for our stock, Our management was told by the compliance department at DTC that the global lock had been instituted because of their uncertainty about the shares of Halstead Energy Corporation held in street name under their nominee Cede & Co that were erroneously commingled with our Company’s shares in February 2005.  See “Business – History.”  Pursuant to the settlement agreement, if the global lock is removed, the Plaintiffs will receive 1,300,000 shares of NAEG in exchange for their 2,405,000 shares in Founders.  Additionally, one plaintiff will receive 37,500 shares of NAEG in exchange for retiring and forgiving a loan he made to NAEG, which has an outstanding balance of $46,500.  As per the settlement agreement, the Company has already issued 1,337,500 shares and they are being held in escrow pending removal of the global lock by DTC. The lawsuit shall continue and the stay shall be lifted if the global lock is still in place on May 8, 2011.  In this event, the Defendants will have until July 7, 2011 to file an answer, move, or otherwise respond to the Complaint.  Should the lawsuit resume, the Company intends to continue to contest the allegations vigorously.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the Notes thereto that are included elsewhere in this report.  This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements using terminology such as “can,” “may,” “believe,” “will,” “expect,” “plan,” “anticipate,” “estimate,” “potential” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Such statements reflect the current view of the registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to the registrant’s industry, the registrant’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. You should not place undue reliance on any forward-looking statement.

We believe it is important to communicate our expectations. However, forward looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in this report. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.

General Information

Our business address is 108-18 Queens Blvd, Forest Hills, New York 11375. Our Internet website address is www.nativeamericanenergy.com. The information contained in, or that can be accessed through, our website is not part of this Form 10-Q.

Overview

Native American Energy Group, Inc. is a development-stage energy resource development and management company, with three principal projects: development of oil & gas interests in the Williston Basin; development of coal-bed methane natural gas (“CBM”) in the Cook Inlet Basin in Alaska; and implementation of vertical-axis wind turbine power generation technology for the production of clean, cost-efficient green energy throughout the United States, including Alaska and all U.S. Indian reservations.

Since inception (2005), we have primarily been involved in the acquisition and management of Native American land and fee land acreage in Montana and Alaska and the exploration for, and development of, oil and natural gas properties which management believes have potential for improved production rates and resulting income by application of both conventional and non-conventional improvement and enhancement techniques, including horizontal drilling.

Plan of Operations

General

We expect to generate revenues principally from sales of petroleum products.  We are in the process of building our portfolio of oil and natural gas properties and are currently attempting to develop business in the Native American tribal and non tribal areas.  We intend to pursue both opportunities in each of these vertical markets.  We believe that the application of advanced drilling and completion technologies combined with a strong commodity pricing environment could make profitable the development of oil and gas prospects that were productive in the past.  During the third quarter of 2010 we sold 242 barrels of oil. Provided we consummate the funding required for development, we will pursue an ongoing reworking and drilling program on our properties.

Critical Accounting Policies

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements in management’s discussion and analysis of financial condition and results of operations. Policies determined to be critical are those policies that have the most significant impact on our condensed consolidated financial statements and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The accounting policies identified as critical are as follows:

●	Equity based compensation;
●	Revenue recognition;
●	Accounting for undeveloped oil and gas properties; and
●	Fair value of intangible asset.

Equity based compensation

The Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in ASC 718-10.  The Company implemented AC 718-10 on January 1, 2006 using the modified prospective method.

Revenue Recognition

Revenues from the sale of petroleum and natural gas are recorded when title passes from the Company to its petroleum and/or natural gas purchaser and collectability is reasonably assured. During the third quarter of 2010, we received revenue from the sale of oil from a test well on one of our sites in the amount of $14,393.

Accounting for Undeveloped Oil and Gas Properties

Acquisition, exploration and development of oil and gas activities are capitalized when costs are recoverable and directly result in an identifiable future benefit, following the full cost method of accounting. Improvements that increase capacity or extend the useful lives of assets are capitalized. Maintenance and turnaround costs are expensed as incurred.

Undeveloped oil and gas properties are assessed, at minimum annually, or as economic events dictate, for potential impairment. Impairment is assessed by comparing the estimated net undiscounted future cash flows to the carrying value of the asset. If required, the impairment recorded is the amount by which the carrying value of the asset exceeds its fair value.

Capitalized costs are depleted and depreciated on the unit-of-production method based on the estimated gross proved reserves once determined by the independent petroleum engineers. Depletion and depreciation is calculated using the capitalized costs, including estimated asset retirement costs, plus the estimated future costs to be incurred in developing proved reserves, net of estimated salvage value.

Costs of acquiring and evaluating unproved properties and major development projects are excluded from the depletion and depreciation calculation if and until it is determined whether or not proved reserves can be assigned to such properties. Costs of unproved properties and major development projects are transferred to depletable costs based on the percentage of reserves assigned to each project over the expected total reserves when the project was initiated. These costs are assessed periodically to ascertain whether impairment has occurred.

Accounting for Intangible Assets

The Company accounts for and reports acquired goodwill and other intangible assets under Accounting Standards Codification subtopic 305-10, Intangibles, Goodwill and Other (“ASC 305-10”). In accordance with ASC 305-10, the Company tests its intangible assets for impairment on an annual basis and when there is reason to suspect that their values have been diminished or impaired. Any write-downs will be included in results from operations.

In March 2010, the Company executed an amendment to their original agreement with Windaus Energy Inc. (of Canada), whereby the Company acquired manufacturing, marketing, sales, sublicensing and distribution rights to bring to the U.S. market Windaus’ Vertical Axis Wind Turbine Energy Systems. The management has estimated value of these rights $2,500,000.

The Company amortizes its intangible assets using the straight-line method over their estimated period of benefit.  The estimated remaining useful life of the sublicensing and distribution agreement is approximately 27 years with no expected residual value. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

Comparison of Results of Operations for the Three Months Ended September 30, 2010 and 2009 Revenues

Revenue for the three months ended September 30, 2010 was $14,393 as compared to nil for the three months ended September 30, 2009.  During our current quarter, we received revenue from the sale of oil from a test well on one of our sites.

Operating Expenses

Selling, General and Administrative

Selling, general and administrative expenses increased from $29,748 for the three months ended September 30, 2009 to $285,611 for the three months ended September 30 2010. The increase of $255,863, or 860.1%, is primarily attributable to an increase in equity based compensation to consultants from 2009 to 2010.

Impairment of undeveloped properties

Impairment of undeveloped properties in the current period increased from nil for the three months ended September 30, 2009 to $25,149 for the three months ended September 30, 2010. This increase of $25,149 is attributed to additional investments in our undeveloped properties.

Depreciation and Amortization

In the three months ended September 30, 2010, depreciation and amortization increased by $22,492 from $36,714 for the three months ended September 30, 2009 to $59,206 for the three months ended September 30, 2010.  The increase is attributable to the added amortization in the current year of our recently acquired licensing.

Total Operating Expenses

Total operating expenses increased to $369,966 for the three months ended September 30, 2010 as compared to $66,462 for the three months ended September 30, 2009, an increase of $303,504.  The increase is attributable to an increase in equity based compensation to consultants, impairment of undeveloped properties and an increase in depreciation.

Interest Expenses, net

Interest expense, net for the three months ended September 30, 2010, decreased by $24,142 to $12,037 from $36,179 for the three months ended September, 2009. The decrease in interest expense was due to lower debt due to debt to equity conversions during the year 2010.

Net (Loss)

Net loss for the three months ended September 30, 2010 increased to $367,610 from a net loss of $102,641 for the three months ended September 30, 2009 primarily attributable to an increase in equity based compensation to consultants, impairment of undeveloped properties and an increase in depreciation.

Comparison of Results of Operations for the Nine Months Ended September 30, 2010 and 2009
Revenues

Revenue for the nine months ended September 30, 2010 was $14,393 as compared to nil for the nine months ended September 30, 2009.  During our current quarter, we received revenue from the sale of oil from a test well on one of our sites.

Operating Expenses

Selling, General and Administrative

Selling, general and administrative expenses increased from $89,376 for the nine months ended September 30, 2009 to $742,925 for the nine months ended September 31, 2010. The increase of $653,549, or 731.2%, is primarily attributable to an increase in equity based compensation to consultants and increased operating costs as we ramped up our business from 2009 to 2010.

Impairment of undeveloped properties

Impairment of undeveloped properties in the current period decreased from $51,156 for the nine months ended September 30, 2009 to $46,940 for the nine months ended September 30, 2010. This decrease of $4,216 is attributed to less investment in our undeveloped properties.

Depreciation and Amortization

In the nine months ended September 30, 2010, depreciation and amortization increased by $46,296 from $110,143 for the nine months ended September 30, 2009 to $156,439 for the nine months ended September 30, 2010.  The increase is attributable to the added amortization in the current year of our recently acquired licensing.

Total Operating Expenses

Total operating expenses increased to $946,304 for the nine months ended September 30, 2010 from $250,675 for the nine months ended September 30, 2009. The increase of $695,629 is primarily attributable to the following factors: (i) an increase of $250,863 in equity based compensation to consultants for the nine months ended September 30, 2010;  (ii) guarantee fees being written off in the amount of $169,271 in 2010; (iii) legal fees in the amount of $50,700 for the nine months ended September 30, 2010 as compared to $0 for the nine months ended September  30, 2009 as a result of management retaining legal representation for the legal proceeding described in “Item 8 – Legal Proceedings”; (iv) net increase in various other selling, general and administrative expenses (including telephone, office expenses, meeting expenses, accounting fees, auditors fees and similar related expenses related to the preparation of our Form 10 Registration Statement) totaling approximately $125,000 for the nine months ended September 30, 2010 as compared to nil for the nine months ended September 30, 2009; and (v) and an increase in depreciation and amortization in the amount of $49,296 attributable to the additional amortization of our recently acquired licensing.

Other Income

Other income for the nine months ended September 30, 2010 increased from nil for the nine months ended September 30, 2009 to $43,100 for the nine months ended September 30, 2010.  The revenue was non recurring event in our current year as a result of cancellation of debt.

Interest Expenses, net

Interest expense, net for the nine months ended September 30, 2010 decreased by $62,676 to $45,806 from $86,818 for the nine months ended September, 2009. The decrease in interest expense was due to lower debt due to debt to equity conversions during the year 2010.

Net (Loss)

Net loss for the nine months ended September 30, 2010 increased to $934,617 from a net loss of $337,493 for the nine months ended September 30, 2009. The increase is primarily attributable to the following factors: (i) an increase of $250,863 in equity based compensation to consultants for the nine months ended September 30, 2010;  (ii) guarantee fees being written off in the amount of $169,271 in 2010; (iii) legal fees in the amount of $50,700 for the nine months ended September 30, 2010 as compared to $0 for the nine months ended September  30, 2009 as a result of management retaining legal representation for the legal proceeding described in “Item 8 – Legal Proceedings”; (iv) net increase in various other selling, general and administrative expenses (including telephone, office expenses, meeting expenses, accounting fees, auditors fees and similar related expenses related to the preparation of our Form 10 Registration Statement)  totaling approximately $75,000 for the nine months ended September 30, 2010 as compared to nil for the nine months ended September 30, 2009; and (v) and an increase in depreciation and amortization in the amount of $49,296 attributable to the additional amortization of our recently acquired licensing.

Liquidity and Capital Resources

To date, our operations have produced limited revenues.  We have continued to incur expenses and have limited sources of liquidity.   We have limited financial resources available, which has had an adverse impact on our liquidity, activities and operations. These limitations have also adversely affected our ability to obtain certain projects and pursue additional business. We may have to borrow money from stockholders or issue debt or equity securities in order to fund expenditure for exploration and development and general administration or enter into a strategic arrangement with a third party. There can be no assurance that additional funds will be available to us on favorable terms or at all.

Further, on May 27, 2010, DTC suspended trade & settlement services (also known as a global lock) on our common stock, preventing us from receiving any commitment from any source of capital that will allow us to meet our minimum capital requirements, which are estimated at $2,500,000, to expand to the Company's full capabilities. Although our management is diligently working on having this global lock removed, there can be no assurance that we will be successful. Investors are cautioned that our shares are ineligible for delivery, transfer or withdrawal through the DTC system in secondary trading until the global lock is removed by DTC.

Our liquidity needs consist of our working capital requirements, indebtedness payments and property development expenditure funding.  Historically, we have financed our operations through the sale of equity and debt, as well as borrowings from various credit sources, and we have adjusted our operations and development to our level of capitalization. On a going-forward basis, we anticipate that we may need approximately $250,000 to $350,000 annually to maintain our corporate existence and pay the expenses and costs that we likely will incur to ensure that we can remain a corporate enterprise with all of our attendant responsibilities, filings, and associated documentation.

As of September 30, 2010, we had a working capital deficit of $1,599,326.  For the nine months ended September 30, 2010, we generated a net cash flow deficit from operating activities of $433,628, consisting primarily of year to date loss of $934,617.  Non cash adjustments included $156,439 in depreciation and amortization charges and $318,266 for equity based compensation.  Additionally, we had a net decrease in assets of $167,287 and a net decrease in current liabilities of $141,003.  Cash provided by financing activities for the nine months ended September 30, 2010 totaled $429,723, consisting of proceeds from the sale of our common stock and proceeds from loans payable, net with repayments on notes payable.

We expect that exploitation of potential revenue sources will be financed primarily through the private placement of securities, including issuance of notes payable and other debt or a combination thereof, depending upon the transaction size, market conditions and other factors.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next three months in order to meet our current and projected cash flow deficits from operations and development. Our registered independent certified public accountants have stated in their report dated July 26, 2010, that we have incurred operating losses in the last two years, and that we are dependent upon management’s ability to develop profitable operations and raise additional capital. These factors, among others, may raise substantial doubt about our ability to continue as a going concern.

 We also are unable to determine whether we will generate sufficient cash flow from our future oil and gas operations to fund our future operations. Although we would expect cash flow from future operations to rise as our as we are able to improve our operations, post funding, and the number of projects we successfully develop grows, we will continue to focus, in the near term, on raising additional capital, probably through the private placement of equity securities, to assure we have the necessary liquidity for 2010.

The Company needs to raise capital to fund the development of future wells. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities would result in dilution of the existing stockholders’ shares. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets that we would not otherwise relinquish.

The Company’s long term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and the ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, interest rates, and commodity prices.  Our major market risk exposure is in the pricing applicable to our oil production.  Realizing pricing is primarily driven by the prevailing domestic price for crude oil. Historically, prices received for oil sales have been volatile and unpredictable. We expect pricing volatility to continue.  According to the U.S. Department of Energy’s Energy Information Administration (EIA), West Texas Intermediate (“WTI”) crude oil prices ranged from a low of $74.49 per barrel to a high of $84.19 per barrel for the nine months ended September 30, 2010.  A significant decline in the prices of oil could have a material adverse effect on our financial condition and results of operations.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our internal control over financial reporting was effective.

(b) Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Steven Freifeld, et al. v. Native American Energy Group, Inc., et al., Index No. 005503-2010.

On March 19, 2010, Plaintiffs, the putative investors in NAEG Founders Holding Corporation (“Founders”), filed a complaint in the Supreme Court of the State of New York, Nassau County, against the Company, Joseph D’Arrigo, in his capacity as President and CEO of the Company, Raj Nanvaan, in his capacity as CFO, COO, Vice President and Treasurer of the Company, and others (together, the “Defendants”) alleging among other things, that the Company and/or its affiliates and officers have breached fiduciary duties purportedly owed Plaintiffs and committed common law fraud through misrepresentations in the course of soliciting investments. On March 25, 2010, Plaintiffs filed an order to show cause in the Supreme Court of the State of New York, Nassau County, in support of their request for an order granting Plaintiffs specific relief; namely, the setting of a date for a shareholders’ meeting of NAEG Founders Holding Corporation, inspection of books and records of NAEG Founders Holding Corporation, and an accounting from the Company’s corporate officers as to their interests in the Company and its affiliates. On May 6, 2010, the Company filed an order to show cause requesting an order transferring this matter to New York County pursuant to the terms of a contractual forum selection clause, and staying the entire action pending determination of the change of venue motion.  On May 6, 2010, oral argument was held at the Company’s request for a stay, after which the Court granted an interim stay tolling the Company’s time to respond to Plaintiffs’ motion and complaint.  Plaintiffs served their formal response in opposition to the Company’s change of venue motion on June 3, 2010.  The Company served its reply in support of its venue motion on June 18, 2010.

On September 13, 2010, the Honorable Stephen A. Bucaria issued an Order rendering a decision on the Plaintiffs’ and Defendants’ previously filed Orders to Show Cause.  Judge Bucaria denied the Plaintiffs’ motion for an order compelling a meeting of the shareholders; granted the Plaintiffs’ request for an order allowing inspection of the books and records of NAEG Founders Holding Corporation; and denied the Plaintiffs’ request for an order requiring defendants Joseph D’Arrigo and Raj Nanvaan for an accounting to the shareholders at the shareholders meeting.  Judge Bucaria denied the defendants’ request to transfer the action from Nassau County to New York County.

Before Judge Bucaria issued his Order, the Defendants and Plaintiffs jointly agreed on September 2, 2010 that the books and records of NAEG Founders Holding Corporation and Native American Energy Group, Inc. would be made available on September 20, 2010 for inspection and review to the Plaintiffs at the Law Offices of Bachner & Associates, P.C.  In order to show good faith and try to facilitate a resolution of the matter, the Defendants also made available additional books and records to the Plaintiffs on September 22, 2010 and September 24, 2010.  Additionally, on September 23, 2010, in accordance with the Plaintiffs’ prior request, NAEG Founders Holding Corporation held its annual meeting.  However, none of the Plaintiffs attended, nor did they return their voting proxies.

On October 8, 2010, the Plaintiffs and Defendants filed a joint stipulation extending the Defendants time to answer, move, or otherwise respond to the Complaint from October 12, 2010 to, and including, November 8, 2010. On November 8, 2010, the parties jointly agreed to stay the action.  The next scheduled court appearance is on June 3, 2011 for a status conference before Judge Bucaria.

On November 29, 2010, the parties entered into a confidential conditional settlement agreement, without prejudice.  NAEG’s stock ticker symbol “NAGP” has had a global lock placed on it since May 27, 2010 by the Depository Trust Company (“DTC”), which means that DTC has suspended trade and settlement services for our stock, Our management was told by the compliance department at DTC that the global lock had been instituted because of their uncertainty about the shares of Halstead Energy Corporation held in street name under their nominee Cede & Co that were erroneously commingled with our Company’s shares in February 2005.  See “Business – History.”  Pursuant to the settlement agreement, if the global lock is removed, the Plaintiffs will receive 1,300,000 shares of NAEG in exchange for their 2,405,000 shares in Founders.  Additionally, one plaintiff will receive 37,500 shares of NAEG in exchange for retiring and forgiving a loan he made to NAEG, which has an outstanding balance of $46,500.  As per the settlement agreement, the Company has already issued 1,337,500 shares and they are being held in escrow pending removal of the global lock by DTC. The lawsuit shall resume and the stay shall be lifted if the global lock is still in place on May 8, 2011.  In this event, the Defendants will have until July 7, 2011 to file an answer, move, or otherwise respond to the Complaint.  Should the lawsuit resume, the Company intends to continue to contest the allegations vigorously.

Other than the litigation disclosed above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2010, we issued and sold an aggregate of 1,133,000 shares of our common stock at a per share purchase price ranging from $.08 to $.25 for aggregate proceeds of $102,000 to three (3) accredited investors.  Such proceeds were used for general administrative expenses, auditors fees, legal fees, financial statement preparation and field operations related to flow-testing of, and obtaining permits for, our Beery 2 drilling. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, because such sales (based on, among other things, the limited number of participants) did not constitute a public offering.

In addition, on July 16, 2010 we issued 50,000 shares of common stock to a non-affiliate in connection with a consulting agreement to reimburse such consultant for expenses incurred (e.g., hotel and travel) by the consultant in the amount of $9,000 while performing services (e.g., meeting with potential investors) under the consultant agreement. The share issuance was based upon the market value of the common stock on the date of issuance which was $0.18 per share.

In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, because such sales (based on, among other things, the limited number of participants) did not constitute a public offering.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIVE AMERICAN ENERGY GROUP, INC.

Date: March 15, 2011	By:	/s/ Joseph G. D’Arrigo
Name: Joseph G. D’Arrigo
Title: Chief Executive Officer

Date: March 15, 2011	By:	/s/ Raj S. Nanvaan
Name: Raj S. Nanvaan
Title: Chief Financial Officer