Form 10-Q/A
period 2010-09-30
Native American Energy Group, Inc.
filed 2011-04-12
CIK 1499501

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Steven Freifeld, et al. v. Native American Energy Group, Inc., et al., Index No. 005503-2010.

On March 19, 2010, Plaintiffs, the putative investors in NAEG Founders Holding Corporation (“Founders”), filed a complaint in the Supreme Court of the State of New York, Nassau County, against the Company, Joseph D’Arrigo, in his capacity as President and CEO of the Company, Raj Nanvaan, in his capacity as CFO, COO, Vice President and Treasurer of the Company, and others (together, the “Defendants”).  The Company and Messrs. D’Arrigo and Nanvaan were named in this complaint because Messrs. D’Arrigo and Nanvaan are each officers and directors of both the Company and Founders.  Plaintiffs’ complaint alleges, among other things, that the Company and/or its affiliates and officers have breached fiduciary duties purportedly owed Plaintiffs and committed common law fraud through misrepresentations in the course of soliciting investments.  The claims primarily resulted from  Founders’ transfer of its fractional ownership of its interests and the sale of some of its royalty interest to third parties (some of which are also Plaintiffs in this proceeding), and the use of the proceeds resulting from such transfer and sale to fund the operating needs of Native American Energy Group.  Specifically, the Plaintiffs allege that they invested in one or more of the named entity Defendants based on misleading representations about such entity Defendant’s potential success.  Further, the Plaintiffs claim that the individual Defendants changed the names and/or the states of incorporation under the same name of the entity Defendants without going through the proper corporate formalities.  The Plaintiffs also allege that they were not provided with stock certificates, did not receive any notice of shareholders’ meetings and were denied access to one or more of the entity Defendants’ books and records. Plaintiffs sought an order granting to Plaintiffs certain disclosures, unfettered access to various corporate books and records, and termination of the current officers and directors of the Company.  Plaintiffs also sought compensatory damages in an amount to be determined at trial, but alleged in the complaint to equal or exceed the amount of their putative investments in the Company and/or its affiliates.

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

NATIVE AMERICAN ENERGY GROUP, INC.

Date: April 12, 2011	By:	/s/ Joseph G. D’Arrigo
Name: Joseph G. D’Arrigo
Title: Chief Executive Officer

Date: April 12, 2011	By:	/s/ Raj S. Nanvaan
Name: Raj S. Nanvaan
Title: Chief Financial Officer