Form 10-K
period 2010-12-31
Native American Energy Group, Inc.
filed 2011-04-15
CIK 1499501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54088

NATIVE AMERICAN ENERGY GROUP, INC.
(Exact Name of Registrant as specified in its charter)

Delaware	65-0777304
(State of Incorporation)	(IRS Employer ID No.)

108-18 Queens Blvd., Suite 901
Forest Hills, NY 11375
(Address of principal executive offices)

(718) 408-2323
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:   Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2010 is $2,487,606. As of April 15, 2011, the issuer has one class of common equity, and the number of shares outstanding of such common equity was 27,647,030.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate that,” “believes,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “plans,” “to be,” “will be,” “will continue to be,” or similar words. These forward-looking statements include the statements in this Report regarding: our expected financial position and operating results; our business strategy; future developments in our markets and the markets in which we expect to compete; our future ability to fund our operations; our development of new products and relationships; our ability to increase our customer base; the impact of entering new markets; our future cost of revenue, gross margins and net losses; our future restructuring, research and development, sales and marketing, general and administrative, and depreciation and amortization expenses; our future interest expenses; the value of our goodwill and other intangible assets; our future capital expenditures and capital requirements; our financing plans; the outcome of any contingencies and the anticipated impact of changes in applicable accounting rules.

The accuracy of these forward-looking statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. These risks include the risks described in “Item 1A — Risk Factors” herein. We do not undertake any obligation to update this forward-looking information, except as required under applicable law.

PART I

ITEM 1. BUSINESS.

General Information

Our business address is 108-18 Queens Blvd., Suite 901, Forest Hills, New York 11375. Our telephone number is (718) 408-2323 and our Internet website address is www.nativeamericanenergy.com. The information contained in, or that can be accessed through, our website is not part of this report.

History

Native American Energy Group, Inc. (the “Company,” “our Company,” “we,” “us,” “our,” “Native American Energy Group,” “NAEG,” “NAGP” or “NVMG”) was incorporated under the laws of the State of Nevada on January 25, 2005 under the name Halstead Energy Corporation (“Halstead”). On January 25, 2005, its name was changed to Native American Energy Group, Inc.

Native American Energy Group traded on the Pink Sheets OTC Market under the symbol ‘NVMG’ from February 2005 through the date of an SEC-imposed trading halt on March 13, 2008. When management investigated the matter, it discovered that a Houston attorney representing NAEG since around January 2005 had taken unauthorized actions, and that such actions led to questions that were later raised regarding the adequacy and accuracy of information pertaining to the Company’s status as a publicly-traded company.

Subsequent investigation by our management after the trading halt was imposed revealed that while management initially received a public listing and symbol in January 2005, a Form 15c2-11 had never been properly filed on behalf of Native American Energy Group by our attorney, nor, apparently, did he seek the consent of the then defunct Halstead Energy Corporation (“Halstead”) to use its name, CUSIP number and ticker symbol, as we understood to be required under Nevada law.  At the time of the name change, management knew that an inactive company had been previously assigned the CUSIP number and ticker symbol that we used, but believed that our attorney had obtained the necessary consents and approvals for us to use such name and CUSIP number. Halstead had filed for bankruptcy in 1997 and we relied on our attorney to determine that Halstead was indeed defunct.  As a result, and completely unbeknownst to management, certain shares of common stock of the inactive and defunct Halstead became commingled with the new, validly issued shares of Native American Energy Group that were being quoted on the Pink Sheets under the symbol ‘NVMG’. On March 13, 2008, the SEC suspended trading in our securities and the securities of 25 other companies based on the belief that our Company was involved in usurping the identity of a defunct and inactive publicly-traded corporation using a tactic known as ‘corporate hijacking.’

After the SEC halted trading, it granted our Company and the other 25 companies identified in the action time to respond and resolve any issues of compliance. At that time, our management determined that there were 30 shares (after splits and adjustments) of Halstead common stock outstanding through Halstead bankruptcy documents and a comparison of shareholder lists, of which 10 shares were held in street name at the Depository Trust & Clearing Corporation (“DTC”). In February 2005, DTC had inadvertently submitted to the Company’s transfer agent stock certificates representing an aggregate of 10 shares of common stock of Halstead in exchange for shares of our Company. As a result, the Company’s transfer agent inadvertently distributed stock certificates for shares of our Company in exchange for the Halstead under the false belief that a share exchange had occurred between our Company and Halstead. Our management voluntarily tried to remediate the situation by trying to locate the other 20 outstanding shares of Halstead common stock in order to exchange them for shares of our common stock (thereby removing the Halstead shares from the marketplace) in an effort to eliminate any further confusion over which shares were those of the Company and which were shares of Halstead by organizations and regulatory agencies such as the SEC, Financial Industry Regulatory Authority (“FINRA”), and DTC. The Company has since learned in January 2011 that the remaining 20 outstanding Halstead shares are uncertificated and have been subject to Halstead’s bankruptcy proceedings since 1999.  Since the remaining 20 outstanding Halstead shares are being held as part of Halstead’s bankruptcy proceedings, the Company concluded that such shares would not be put back into the marketplace, thereby eliminating the possibility of confusion in the marketplace.

As the result of the possibility of confusion over the Halstead shares and our shares of common stock, when the trading halt was lifted on March 18, 2008 from the Company’s securities trading under the symbol ‘NVMG’, no live quotations were allowed to be made for the Company's common stock by any broker or dealer until such broker or dealer filed a Form 211 with the OTC Compliance Unit at the Financial Services Regulatory Authority (FINRA).

The Company completed a reverse merger transaction with Flight Management International, Inc. (“Flight Management”), a Delaware corporation incorporated on November 1, 1996 that trades under the symbol ‘FMGM,’ in October 2009.  The major purpose of the reverse merger was to be quoted on the Pink Sheets under a new symbol rather than the Company’s current NVMG symbol because of DTC’s perceived confusion between our shares and Halstead’s shares.  Simultaneous with the consummation of the merger, Flight Management changed its name to Native American Energy Group, Inc. and applied to the Financial Industry Regulatory Authority (“FINRA”) to change its symbol from ’FMGM’ to ‘NAGP,’ which was granted.   In addition, FINRA de-listed the Company’s security that had been trading under the symbol ‘NVMG’ as per the Plan of Merger and Merger Agreement entered into by our Company and Flight Management. All shareholders of the Company prior to the merger received .0001 new share of the post-merger company for 1 old share of the Company prior to the merger (i.e., a 1 for 10,000 ratio).

As of the date of this filing, our common stock is quoted on the OTCQB market under the symbol ‘NAGP.’ Our wholly owned subsidiaries, NAEG Alaska Corporation (“NAEG Alaska”), a Delaware corporation incorporated in 2005 that was formerly known as Fowler Oil & Gas Corporation, and NAEG CBM Operations LLC (“NAEG CBM”), an Alaskan limited liability company incorporated in August 2006 that was formerly known as Fowler Oil & Gas Alaska, LLC, are our operating entities in Alaska. We acquired each of NAEG Alaska and NAEG CBM, effective as of December 31, 2007 through a short form merger in Delaware. NAEG CBM is a wholly-owned subsidiary of NAEG Alaska therefore it was acquired as a result of the short form merger with NAEG Alaska. We do not own equity interests in any other entities.

On May 27, 2010, DTC suspended trade & settlement services for our securities, which is known as a “Global Lock” or “Chill.” The compliance department at DTC had advised us that the Global Lock or Chill had been instituted due to their uncertainty about the shares of Halstead Energy Corporation that were held in street name under their nominee Cede & Co that were erroneously comingled with our Company’s shares in February 2005.  Although our management is diligently working on having this Global Lock removed, there can be no assurance that we will be successful.

As a result of the Global Lock, our shares are ineligible for delivery, transfer or withdrawal through the DTC system in secondary trading until the Global Lock is removed by DTC. Therefore, our shares cannot be electronically transferred between brokerage accounts, making it very difficult to buy or sell our shares in the secondary market.  Manual trading of our shares between accounts takes days to process and is not a realistic option because we rely on broker dealers for stock transactions. Electronic trading is essential if our common stock is going to trade with any volume. There are no assurances that the Global Lock will be lifted.

The Global Lock does not affect our ability to issue additional shares of common stock from our Treasury.

Company Overview

Native American Energy Group, Inc. (the “Company,” “our Company,” “we,” “us,” “our,” “Native American Energy Group,” “NAEG,” “NAGP” or “NVMG”) has its principal place of business in New York and specializes in oil, natural gas and small wind power generation systems.

NAEG is a development-stage energy resource development and management company. The Company has had only limited field operations since the Company’s inception. The Company has three principal projects: development of oil & gas interests in the Williston Basin in Montana, development of coal-bed methane natural gas (“CBM”) in the Cook Inlet Basin in Alaska, and the implementation of vertical axis wind turbine power generation technology for the production of clean, cost-efficient green energy throughout the USA, including Alaska and all U.S. Native American Indian reservations.

The Company has been in the process of developing several energy projects for the past six years. This has included the acquisition of oil properties in Montana and natural gas properties in Alaska. Since the acquisition of these properties, the Company has had limited oil & gas operations in Montana and Alaska.  The Company believes, however, that properties in these two states have potential based on the limited operations that have been conducted there and that there are opportunities to acquire properties that formerly produced oil and gas that can be re-developed for commercial profitable operation using newer production techniques. The Company’s Alaska operations are conducted through its wholly-owned subsidiaries NAEG Alaska Corporation and NAEG CBM Operations LLC.

We presently do not have employees engaged in the daily operation and drilling of oil wells. We do not anticipate hiring additional professionals or others in the near future to evaluate, drill or operate our wells. Instead, we expect to hire independent contractors to perform these functions on a project-by-project basis. We hope to compensate such independent contractors for their services through the issuance of equity or with funds received from any funding arrangement in the future.

The Company has limited financial resources available, which has had an adverse impact on the Company's activities and operations. Additional funding would allow the development of future wells, and pay for expenditures for exploration and development, general administrative costs, and possible entrance into strategic arrangements with a third parties.  We plan to raise capital through the sale of equity or convertible debt securities and/or through loans from our stockholders and/or third parties. There can be no assurance that additional funds will be available to us on favorable terms, or at all. If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets that we would not otherwise relinquish.

Oil and Natural Gas Properties

Oil and Gas Properties, Wells, Operations, and Acreage

Our oil and gas properties consist of the following:

Beery 2-24 (also known as Beery #2) & Beery 22-24 – These wells are situated on 320 acres (N/2 of Sec.24-23N-49E) in McCone County, Montana. In June 2008, we built a new tank battery facility at the Beery 22-24 well site because a lightning strike prior to our acquisition of the lease caused fire damage to the old facility. Both wells were flow tested for production status. The Beery lease is in compliance with the Montana Oil & Gas Commission as of March 10, 2011.

Wright 5-35 –This well is located on 160 acres (SW NW of Sec.35-24N-46E) in McCone County, Montana. All surface equipment was inspected and the well itself was serviced in November 2008 and swab tests at that time confirmed that oil production was commercially viable. This lease was in compliance with the Montana Oil & Gas Commission as of March 10, 2011.

Sandvick 1-11 – This well is located on 160 acres (SW NW of Sec.11-31N-44E) in McCone County, Montana. Inspection of the lease revealed that a heater treater and two storage tanks were missing, which are needed to operate the well. After we acquired the lease, we repaired a leak around the wellhead and performed well testing and such tests confirmed that oil production was commercially viable. This lease was in compliance with the Montana Oil & Gas Commission as of March 10, 2011.

Cox 7-1 – This well is located on 80 acres (NE NE/4 of Sec.7-29N-50E) in Roosevelt County, Montana. An initial inspection of the lease revealed that the tank battery and heater treater needed to be redesigned. As a result, a water tank was moved to the storage tank area to comply with state regulations. The well was serviced and swab tested over a two-day period and such tests confirmed that oil production was commercially viable. This lease was in compliance with the Montana Oil & Gas Commission as of March 10, 2011.

Lustre 7A – This well is located on 160 acres (C SW SW of Sec.33-31N-44N) in Valley County, Montana. An inspection of the production facility revealed numerous problems that needed to be addressed. We installed a propane supply line to the heater treater, replaced the water dump valve and pressure gauges, and serviced the well itself. We recovered 400 barrels of oil from the well during swab testing which also confirmed that oil production was commercially viable. This lease is in compliance with the Montana Oil & Gas Commission as of March 10, 2011.

Kircher Unit Lease – 840 Acres in Palmer, Alaska (Matanuska-Susitna (“Mat-Su”) Valley) - In June 2008, the Company contracted AMAQ Excavating out of Palmer, Alaska to construct the drilling pad and access road leading to the drill site for the Kircher Unit Pilot Well. The construction was completed in July 2008. The well site is ready for drilling operations.

Undeveloped Resources – Value for Native Americans

Native Americans (in both the lower 48 states and Alaska) own vast reserves of a wide assortment of minerals, including oil, gas, coal and valuable minerals. Much of this potential energy has gone undeveloped over the decades for a variety of reasons, including a lack of communication and distrust of potential development partners, as well as established tribal reasons to maintain lands in an undeveloped state.  According to the U.S. Department of Interior, Native American tribes are the largest mineral owners in the United States next to the U.S. federal government.

Relationship with Native American Tribes

The Company has dedicated a substantial portion of its mission statement to  a conscientious development and responsible relationship with Native American tribes. We believe that attractive arms-length mineral development arrangements can be reached with a large number of Native American tribes once a level of mutual trust and understanding is reached between the parties. Over the past years, NAEG’s founders have familiarized themselves with the various Native American tribes, their cultures, organizational structures, protocols and customs.

Oil Industry - Overview

The price of oil is a function of oil’s supply and demand, among other factors. Throughout 2008 and 2009, oil prices swung materially as demand contracted in light of the global recession.

According to the U.S. Energy Information Administration’s (“EIA”) Short-Term Energy Outlook, dated March 8, 2011, West Texas Intermediate (“WTI”) crude oil spot prices averaged $88.58 per barrel in February 2011, slightly lower than the January 2011 average, while over the same time period the estimated average cost of all crude oil to U.S. refineries increased by about $4.50 per barrel to $92.50.   EIA projects that the WTI spot prices will rise to an average of $105 per barrel in December 2011 and remain at about that level through 2012.  The report can be accessed at the following link: http://www.eia.doe.gov/emeu/steo/pub/contents.html.

Diagram #1

Montana Oil Operations – Williston Basin

Since January 2005, NAEG has acquired oil & gas leases on and around the Fort Peck Indian Reservation in the Williston Basin in Montana. Such leases include historically producing oil & gas wells that were shut-in or abandoned since the 1950’s by major oil companies such as Exxon, Chevron, Devon and Continental. The wells were abandoned due to depressurization, paraffin, production falling below commercial levels at that time, termination of previous oil & gas leases by the tribal governments due to improper development and various economical reasons, and most commonly, declining oil prices. The Company has acquired approximately 3,000 acres in Montana, which includes acreage over the Bakken formation. The Company owns its own Workover and Well Servicing Rig, which is used to re-work, service and drill shallow wells. The Company’s standby field team includes fabricators, welders, machinists, heavy equipment operators, derrickmen, floor hands, roughnecks and rig operators, all of which are independent contractors. In addition, the Company’s team has extensive leasing experience on both Native American and non-Native American lands. All of the foregoing facilitate all leasing activities internally.  The terms of the oil & gas leases are typically 5 years and are automatically extended as long as any oil or gas is being sold off the lease or there is an agreement or understanding with the landowner to extend the lease due to permitting issues, or delayed development or production.

Alaska Coal Bed Methane Gas Operations - Overview

Methane gas is usually present in areas where coal is concentrated. Therefore, we explore areas where there are known coal resources because such areas have an increased likelihood of containing methane gas.  The Matanuska-Susitna (“Mat-Su”) Valley in Alaska is known for its significant coal reserves, which are larger than those in the prolific Powder River Basin of the United States. Estimated Alaska coal resources are largely in cretaceous and tertiary rocks distributed in three major provinces: Northern Alaska-Slope, Central Alaska-Nenana, and Southern Alaska-Cook Inlet. Cretaceous resources, predominantly bituminous coal and lignite, are in the Northern Alaska-Slope coal province. Most of the tertiary resources, mainly lignite to sub-bituminous coal with minor amounts of bituminous and semi-anthracite coals, are in the other two provinces.

History of CBM Development in Alaska

The Company’s Coal Bed Methane (“CBM”) development program follows a controversial and ultimately unsuccessful attempt by Evergreen Resources, Inc. (NYSE:EVG), a Colorado based oil & gas company (“Evergreen”), to drill for coal bed methane in the Mat-Su Borough (also referred to as the Mat-Su Valley) in 2004.  In 2004, Evergreen was awarded coal bed methane mineral rights on nearly 300,000 acres from the State of Alaska without any notification to private individuals who owned the surface rights to some of the same acreage. Additionally, Evergreen’s development proposal contemplated a denser well spacing of one well per 20 acres, which when coupled with the conventional fracturing drilling method, triggered public concerns of tremendous land surface disruption and environmental damage. In the face of insurmountable public criticism and opposition to their drilling proposal, Evergreen relinquished the mineral rights back to the State and abandoned its proposed drilling program.

As a direct result of the failed Evergreen coal bed methane drilling initiative, the Mat-Su Borough Assembly adopted some of the strictest regulations for coal bed methane drilling in the United States. The new ordinance limits well density, requires setbacks from private homes and public schools, and establishes rigorous public notification requirements, including a mandatory public hearing.

Strategic Approach

Evergreen’s mistakes and their apparent disregard for the Mat-Su Borough’s environmental concerns led to distrust of outside energy companies. In light of such developments, NAEG decided to apply an environmentally conscious approach to coal bed methane development in the Mat-Su Valley. In January 2005, the Company’s principals formed the Company’s wholly owned subsidiary, NAEG Alaska Corporation (formerly Fowler Oil and Gas Corp). For the past 5 years, the Company has built relationships with the local residents and government agencies of the Mat-Su Borough, as well as the State of Alaska through a planned outreach program consisting of town hall meetings and presentations at the Company’s offices in Palmer, Alaska.  In June 2007, with encouragement from the Mat-Su Borough, NAEG applied for a drilling permit with the Mat-Su Borough Planning Commission to drill for CBM gas on its initial pilot well that is situated on 840 acres. Over 1,000 letters were mailed to residents living in the area, and a public hearing of the Mat-Su Borough Planning Commission was held on October 2, 2007. The Mat-Su Borough drilling permit was approved at that hearing. In addition, the State of Alaska held its public hearing on January 15, 2008, and the Company’s State permit was approved by the Alaska Oil & Gas Conservation Commission (“AOGCC”) on February 25, 2008. The Company has received support from both State and Borough governments regarding the development of CBM in the Mat-Su Valley because, in addition to its environmental sensitivity, it will address the dwindling shortage of gas and provide revenue for the State and Borough. Diagram #2 below depicts a multi-stacked lateral plan to reduce the pilot well’s footprint.

Strategic Positioning

On June 3, 2008, the U.S. Department of Energy approved two more years of natural gas exports from Alaska’s Cook Inlet to Asia. The approval was in response to a request from Nikiski Liquefied Natural Gas (“LNG”) plant owners, ConocoPhillips (“Conoco”) and Marathon to extend the plant’s export license for two years, from April 1, 2009 to March 31, 2011. The companies will be exporting 98.1 billion cubic feet of liquefied natural gas to Japan and other Pacific Rim countries during this time. Due to Conoco’s renewal of the LNG exporting license and the resulting dwindling supply of natural gas in the Cook Inlet, we believe that NAEG’s unconventional CBM production will be purchased by various purchasers in the Mat-Su Valley.

Initial CBM Development

The Company’s plan includes a horizontal drilling method combined with a down-hole waste water disposal system perfected by Baker Hughes that will (i) dramatically decrease the gas recovery time, (ii) eliminate the need for multiple surface well heads and allow for the use of smaller, less environmentally-intrusive pumping mechanisms and (iii) eliminate waste water re-surfacing disposal problems that often accompany more conventional drilling methods. The horizontal drilling method enables a single vertical well to be drilled approximately 4,000 feet below the surface with multiple subsurface lateral wells reaching approximately 2,500 feet horizontally into the coal seams.  Geological and mechanical risks associated with horizontal drilling are significant, and while this multi-lateral strategy could dramatically enhance reserve and production potential for this location, the Company can make no assurances with respect to estimated reserves, production rates, timelines, etc. for any oil and gas project. Certain of these and other risks are set out in more detail under the heading, ‘ Risk Factors -- ‘Risks Related to our Business and the Natural Gas and Oil Industry.’

Diagram #2

Diagram provided by Scientific Drilling Inc.

Permits

In October 2007, our wholly-owned subsidiary, NAEG CBM Operations, received a permit and approval to drill its first unitized well, called the Kircher Unit, consisting of 840 acres. This is the first coal bed methane gas drilling permit ever issued under the new coal bed methane drilling ordinance implemented by the Mat-Su Borough. In November 2007, the state permit application was filed and eventually approved on February 25, 2008 after a public hearing held on January 15, 2008. We have already posted our oil & gas surety bonds with the AOGCC in the amount of $100,000, and with the Mat-Su Borough in the amount of $50,000. An access road and drilling pad has already been built on the proposed drilling site on the Kircher Unit. The access road is presently unpaved and was constructed using gravel as a temporary measure in order to allow for heavy drilling equipment to access the well-site.  After the completion of the Kircher Unit pilot well, we will re-apply with the Department of Transportation for the permit to complete the paving process. The Mat-Su Borough permit will become null and void on October 1, 2012 if the project is not initiated by then. The state drilling permit approved on February 28, 2008 expired on February 28, 2010 because the project was not initiated within the two year time period prescribed. Per our communication with the AOGCC, we have been informed that as long as we still have a valid Mat-Su Borough drilling permit, the AOGCC will renew our application for another two years. Although we will be required to re-submit the application with the same information that was provided in our initial application, the AOGCC informed us that it would not be subject to the intense review process that our application underwent back for the period 2007 to 2008.

 Gas Market

There is a severe natural gas shortage in the Cook Inlet area, where the supply of natural gas has been dwindling in recent years. According to the Division of Oil & Gas at the Alaska Department of Natural Resources, the area’s annual production of 207 billion cubic feet of natural gas is moving in the direction of under-production rather than the projected annual market requirements.

Gas Purchasers

We began discussions with Conoco Phillips, Agrium and Chugach Electric in 2008 and have not had any discussions with them since June 2008. We expect to resume discussions in the near future once we have a more definitive timeline for commencement of production post drilling and completion of the Kircher Unit.

Delivery

All of the coal bed methane gas wells to be drilled are near the Enstar Gas pipeline, a common carrier pipeline regulated by the Public Utilities Commission, through which all commercial purchasers of natural gas in the Cook Inlet area, such as Chugach Electric and ConocoPhillips, access their natural gas supplies.

Wind Energy Division – Overview

In February 2007, Native American Energy Group entered into an exclusive technology and distribution rights agreement (the “Original Windaus Agreement”) for proprietary vertical axis wind turbines created by Windaus Energy, Inc. of Brantford, Ontario (“Windhaus”). The total acreage covered under the Original Windhaus Agreement was approximately 112,000,000 acres, which is equivalent to 5% of the total U.S. land mass, including the entire State of New York.

2010 Amendment to Original Windaus Agreement – NAEG Acquires Rights to the Entire United States, including Native American Indian Lands

In March, 2010, we executed an amendment to the Original Windaus Agreement (the “Amendment” and together with the Original Windaus Agreement, the “Windaus Agreement”), whereby we acquired exclusive manufacturing, marketing, sales, sublicensing and distribution rights to bring Windaus’ proprietary, highly advanced Vertical Axis Wind Turbine Energy Systems (the “Wind Turbine”) to the entire U.S. market, including all Native American Indian lands and reservations with boundaries established by treaty, statute, and/or executive or court order, and that are recognized by the U.S. Federal Government as territory in which U.S. federally recognized tribes American Indian tribes have jurisdiction (includes, without limitation, Rancherias, Pueblos, Indian Colonies, Alaska Native Villages and lands owned by Alaska Native Corporations) (together, the “Territory”). Prior to the Amendment, the Original Windaus Agreement only covered the State of New York and all Native American Indian lands and reservations in the U.S.  As per the Amendment, the Territory now equals approximately 2.3 billion acres, and the license granted under the Amendment applies to all wind turbine products and systems developed by Windaus currently and in the future. The Windaus Agreement is for a term of the earlier of (i) 30 years from the original effective date of February 17, 2007 and (ii) such date as is mutually agreed by the parties. Under the Windaus Agreement, Windaus receives a 3.5% royalty on gross sales of their products, which we are to pay quarterly, and, as the result of the Amendment, 15% of all sub-licensing fees received by the Company from any of its sub-licensors in the future.  As consideration for the Original Windaus Agreement, we were given until December 31, 2007 to pay $30,000 in cash (paid) and until December 31, 2009 to issue twenty million shares of our common stock (already issued).  As a condition to the Amendment, we committed to pay $500,000 in cash and issue 2,000,000 shares of our common stock in lieu of the $2,000,000 to be paid to expand the Territory. We intend to manufacture these turbines in the United States at various manufacturing facilities to be established per our plan of action post-certification in accordance with certain standards maintained by Underwriters Laboratories (“UL”) and the American Wind Energy Association (“AWEA”).

Windaus’ Vertical Axis Wind Turbine Design

Windaus’ Wind Turbine utilizes wind coming from any direction to produce electrical power, both on and off the grid, for use by individual homeowners, small businesses, commercial industries, institutions, utility companies, farms, schools, government buildings, apartment complexes, industrial sites, communication towers, military facilities and Native American lands.

NAEG Intends to Engage in Three Segments of Wind Power Generation

1.
Wind Community Development: We intend to build small to large-scale wind farms jointly owned by Native American Indian communities, small town local communities, farm owners and our Company. We plan to connect to the general utility electric grid to produce clean, environmentally-sound wind power for use by the electric power industry. Our goal is to build a network of community-owned wind power systems across the United States.

2.
Single Unit Distribution: We intend to build and distribute a wind turbine system to produce electrical power, both on and off the grid, for use by individual homeowners, small businesses, commercial industry, institutions, utility companies, schools, government buildings, apartment complexes, industrial sites, communication towers and military facilities.

3.
Manufacturing: Having acquired the manufacturing rights for the Wind Turbines to be manufactured in the United States, we intend to strategically establish, directly and through sale and issuance of sublicenses and distributorships, various manufacturing facilities throughout the United States in key regional locations. We also intend to form partnerships with Native American tribes which will provide employment opportunities for tribal members. As a result, such partnerships qualify for various grant funding opportunities from the Office of Indian Energy and the Department of Energy.

Energy Industry and Market Overview

Electricity does not store well. As a result, utilities typically generate power on an on-demand basis, ramping up electricity generation when energy demand rises, and cutting back when demand falls. According to the EIA’s Annual Energy Review 2007, the U.S. electric power industry is in transition as it moves toward a competitive environment in the wholesale and retail markets. Competitive markets are expected to encourage investments in new electric generating capacity to meet growing customer needs. These evolving markets are also expected to ensure that sufficient future capacity will exceed the projected peak demand. The extra capacity is needed to act as a buffer against unexpected increases in customer demands and losses of generating supply due to events like equipment outages, which might cause electricity blackouts. Storing electricity is extremely inefficient with existing technology, making it difficult for utilities to bank energy against a time of sudden demand. The demand, however, has dramatically increased in just the last decade due to an extraordinary spurt technologically. Significant new capacity for the generation of electricity will be required to meet anticipated demand. The EIA has also stated that nearly half of all electricity produced in the United States was generated by coal, which is the largest source of carbon dioxide in the atmosphere. Other major sources of electricity in 2007 were natural gas (21%), nuclear (19%) and hydropower (6%). Wind power accounted for nearly 1% of electricity production in the United States. According to the review, the amount of electricity generated from coal in the United States increased 72% between 1980 and 2007, and is projected to be 51% higher in 2025 than in 2002 based on the EIA’s Outlook of 2004 with Projections to 2025. These and other independent government and trade publications cited are readily available to the public on the Internet free of charge. The EIA Annual Energy Review 2007 can be accessed at the following link: http://people.virginia.edu/~gdc4k/phys111/fall09/important_documents/aer.pdf

While a majority of world consumption is currently based on non-renewable resources such as petroleum, coal, natural gas and uranium, renewable energy such as wind power is beginning to rapidly increase in market share. Wind power provides several benefits to the environment. Wind powered turbines operate without emitting greenhouse gases and provides the lowest greenhouse gas lifecycle emissions of any power technology. Further, wind power provides electricity without a carbon footprint.

Reason for Lack of Market in Past Years

Although small wind turbines have had great potential to serve increasing demands for distributed generation and can provide a cost-effective solution for many homes, farms, schools and other end-users, several obstacles have hindered more widespread use, including:

•	Performance specifications are not standardized, and manufacturer reports are inconsistent;

•	Consumers are unable to easily make energy performance comparisons among different types of small wind turbines or accurately estimate energy performance; and

•	Consumers and agencies providing financial incentives need more proof of safety, functionality, and durability in order to justify investments.

Small turbine energy performance ratings, on which most incentive programs are based, vary by as much as 40% between ratings. The most effective approach to surmounting these hurdles is through a standardized certification process with easy-to-understand labels that allow consumers to make “apples-to-apples” comparisons of different small wind turbines. While international certification programs are in place, a more affordable and appropriate option is needed for the North American small wind turbine market.

The Beginning of Change

In 2006, a group of individuals and government entities, all with an interest in the development of a North American small wind turbine market, recognized the need for a body that would independently verify the performance of small wind turbines. As a result, that group subsequently established the Small Wind Certification Committee Working Group (“SWCCWG”), which consisted of more than 60 companies and individuals, including major small wind turbine manufacturers, representatives from a number of U.S. states and Canada, as well as universities and key experts.

Through 2006 and 2007, the SWCCWG compiled a comprehensive organization plan for the Small Wind Certification Council (“SWCC”), an independent certification body. Such plan contained the market research that demonstrated the need, the mission statement, description of services to be provided, board of directors, staff and their functions, funding and marketing plans, timelines and other information.

In early 2008, the SWCC moved on to the next stage of its development when it elected its first board of directors and began to hire staff.  The SWCC began to accept certification applications in February 2010.  We intend to submit an application to the SWCC post completion of our testing under the American Wind Energy Association (“AWEA”) standard unless the Nationally Recognized Testing Laboratory becomes approved to certify the wind turbine in addition to testing it in accordance with the AWEA standard.

The Purpose of the Small Wind Certification Council

The SWCC certifies whether or not small wind turbines meet or exceed the performance and durability requirements of the AWEA Small Wind Turbine Performance and Safety Standards (“AWEA Standards”). This certification provides a common North American standard for reporting small wind turbine energy and sound performance, thus providing a basis for consumer comparison.

The SWCC provides certified turbines easy-to-understand labels for Rated Annual Energy Output, Rated Power, and Rated Sound Level. Certification is evidence that a small wind turbine meets durability and safety requirements. SWCC’s web directory provides power output curves, annual energy performance curves and measured sound pressure levels for each model certified. The certification labels allow consumers to compare products and provide assurances to funding agencies and utilities that small wind turbines installed with public assistance have been tested for safety, function, performance and durability, and that the turbines meet requirements of common standards. Certification also helps prevent unethical marketing and false claims, thereby ensuring consumer protection and industry credibility.

The SWCC does not conduct tests, but provides test reporting requirements and verifies and certifies that small wind turbines meet the requirements of the American Wind Energy Association (AWEA) Small Wind Turbine Performance and Safety Standard (AWEA Standard 9.1 - 2009).  Test results are submitted by testing organizations such as Nationally Recognized Testing Laboratories (NRTL).

The SWCC began to accept Notices of Intent to Submit an Application in February 2010.  The Company intends to submit an application to the SWCC post completion of its testing under the AWEA Standards unless the Nationally Recognized Testing Laboratory (“NRTL”) becomes approved to certify the small wind turbines after testing it in accordance with the AWEA Standard 9.1. In December 2009, the AWEA released the AWEA 9.1 Small Wind Turbine Performance & Safety Standard (the “AWEA Standard”), which allows Nationally Recognized Testing Labs (“NRTLs”) to test the product and certify it in accordance with specific performance and safety guidelines. SWCC adopted this standard as its basis for certification.

Community Wind Farm Development

The United States government has recognized that the promotion and funding of alternative energy is a necessity, not a luxury. Therefore, government incentives have increased and the demand for wind energy in the United States has grown. As a result, we believe that the demand for community development will increase. We intend to develop wind farm communities systems’ across the United States to meet the anticipated demand.  We will begin to do so by initiating and implementing feasibility studies, designing projects, negotiating required land rights agreements to accommodate turbine placement on land specific for each wind farm community, conducting transmission interconnection studies, entering into agreements with independent system operators (“ISOs”) and utilities, negotiating and executing power purchase agreements, arranging equity and debt project financing, obtaining construction oversight and services and project commissioning, and developing wind farm operations and maintenance. In addition, we plan to provide general consulting services to help farmers and communities evaluate possible community wind farm projects and initiate their development. Through the community wind approach, we plan to involve land owners and local communities by establishing a limited liability company that extends ownership to the participants as well as the initial equity investor. We also plan to find financing, secure a contract with a utility to buy the electricity produced, purchase the equipment, contract for the construction of the system, and arrange for operation of the wind farm.

NAEG’s mindset is to capitalize on the data that demonstrates certain flaws in the already existing projects to develop more effective community wind farms in new locations throughout United States, utilizing the already existing information, such as acceptable wind resources, suitable transmission access and an appropriate regulatory framework, which we believe will provide acceptable power purchase agreements and long-term utility agreements.

New Legislation, Permitting Guidelines and Energy Incentives

Beginning in 2009, a growing number of States adopted green energy incentives, laws and permitting guidelines for installation of wind and solar products in their respective States. In December 2009, the AWEA released the AWEA 9.1 Small Wind Turbine Performance & Safety Standard (the “AWEA Standard”), which allows Nationally Recognized Testing Labs (“NRTLs”) to test the product and certify it in accordance with such standard and further allows SWCC to certify the small wind turbines meets or exceeds the performance and durability requirements of the American Wind Energy Association. Prior to this, there was no standard for testing and certification of small wind turbines. The AWEA Standard is in compliance with the American National Standards Institute (“ANSI”) Essential Requirements. ANSI facilitates the development of American National Standards (ANS) by accrediting the procedures of standards developing organizations (SDOs). These groups work cooperatively to develop voluntary national consensus standards. Accreditation by ANSI signifies that the procedures used by the standards body in connection with the development of American National Standards meet the Institute’s essential requirements for openness, balance, consensus and due process.  Standards developed under the AWEA Standards Development Procedures are intended to be eligible for adoption as American National Standards.  Therefore, many States and municipalities have begun adopting the AWEA Standard in order to allow certified and listed turbines to be installed on various structures, such as the rooftops of single-family homes, businesses, farms, institutions, schools, government buildings, and apartment & office buildings, and architecturally integrate them into new building design plans, industrial sites, and military and communications systems.

Testing of NAEG Wind Turbines by Nationally Recognized Testing Laboratory (NRTL)

NAEG has already begun the process of testing the wind turbine products manufactured by Windaus in accordance with Underwriters Laboratories’ Standards as well as the AWEA Standard and expect to complete the testing process by the end of the year 2011.  Our license & distribution agreement with Windaus (the “Windaus Agreement”) provides that Windaus may furnish the Company with wind turbines manufactured in Canada for re-sale and distribution in the United States.  We intend to utilize the Windaus Agreement to re-sell and distribute wind turbines until we are capable of manufacturing our own small wind turbines.

Market Development - Wind Farm Applications throughout United States

Another aspect of wind farms is the sale of the excess electricity generated to the local utilities as they are mandated by state law to purchase excess electricity from renewable energy generators. We intend to create a small-scale wind farm and begin selling “green energy” to targeted utility companies in New York. Once this pilot farm is developed, we plan to engage in various partnerships to build wind farms across the United States on Native American lands, thereby creating revenue streams for both the tribes and NAEG.

Rooftop Installations in Metropolitan Cities

As a result of the stimulus package, New York State and all other major metropolitan cities have access to a significant amount of stimulus funds for the implementation of renewable energy systems in their cities. NAEG wind energy products include small wind turbines based on spiral-shaped blades mounted on a vertical axis that can be installed on New York City building rooftops, making such buildings less energy-grid dependent.

Pilot Project – Rooftop Installation in Brooklyn, New York

NAEG management is currently in the planning process for a rooftop installation consisting of four wind turbines on a new development in Brooklyn, which will debut the technology in an urban rooftop setting. Our management is working closely with an architectural firm, building owners and development consultants to ensure a successful installation. Groundbreaking for construction is anticipated in November 2011 and will provide for citywide exposure in the five boroughs of New York City. We are part of a team collaborating with city officials, councilmen and various city agencies, including the Department of Buildings and the Metropolitan Transit Authority. If we do not receive our secondary financing or have our manufacturing facility operational by the time the rooftop is constructed and ready for turbine installation, we will obtain the turbines directly from Windaus as provided by our license agreement.

Establishment of Manufacturing Facility in New York

NAEG will establish a facility to begin manufacturing its three-foot and six-foot wind turbines. Manufactured turbines will initially be sold on the retail level while we are actively pursuing joint ventures, such as the leasing of rooftop spaces in New York City and open land in the suburban areas of Long Island and upstate New York for wind farm development. We will also explore the possibility of moving our offices above the same facility used for our manufacturing operations, and powering the facility using our wind turbines from a rooftop installation. This will allow potential end-users and wind farm partners to visit the corporate offices for visual presentations, tour the manufacturing facility and see firsthand how the turbines operate and generate power throughout a constructed building. It will also provide an on-site exhibit of the connection to the electric grid and demonstrate the net-metering process whereby electricity is sold back to the utility.

Employees

As of April 15, 2011 the Company had four full-time employees.

Available Information

A copy of our annual report on Form 10-K for our fiscal year ended December 31, 2010 will be furnished without charge upon receipt of a written request identifying the person so requesting a report as a stockholder of the Company at such date to any person who was a beneficial owner of our common stock on the record date.  Requests should be directed to the Corporate Secretary at the address on the cover page to this report.   Our annual and quarterly reports, along with all other reports and amendments filed with or furnished to the SEC are publicly available free of charge on the Investor section of our website at www.helixwind.com as soon as reasonably practicable after these materials are filed with or furnished to the SEC.  The information on our website is not part of this or any other report we file with, or furnish to the SEC.  The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site is www.sec.gov .

Item 1A.  Risk Factors.

You should carefully consider the risk factors set forth below as well as the other information contained in this filing before investing in our common stock. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. In such a case, you may lose all or part of your investment. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially adversely affect our business, financial condition or results of operations.

Risks Related To Our Business

RISKS RELATED TO OUR BUSINESS AND THE WIND ENERGY INDUSTRY AND NATURAL GAS AND OIL INDUSTRY, OUR FINANCIAL CONDITION AND COMMON STOCK.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A “GOING CONCERN.” ACCORDINGLY, THERE IS SIGNIFICANT DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

As of December 31, 2010, we had an accumulated deficit of $20,507,056. A significant amount of capital will be necessary to advance the development of our projects to the point at which they will become commercially viable, and these conditions raise substantial doubt about our ability to continue as a going concern.

Our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements as of December 31, 2010. These financial statements do not include any adjustments that might result from the uncertainty as to whether we will continue as a “going concern”. Our ability to continue status as a “going concern” is dependent upon our generating cash flow sufficient to fund operations.   If we continue incurring losses and fail to achieve profitability, we may have to cease our operations. Our business plan may not be successful in addressing these issues.

WE HAVE GENERATED SUBSTANTIAL NET LOSSES AND NEGATIVE OPERATING CASH FLOWS SINCE OUR INCEPTION AND EXPECT TO CONTINUE TO DO SO AS WE BEGIN TO DEVELOP AND CONSTRUCT OUR FUTURE ENERGY PROJECTS.

We have generated substantial net losses and negative operating cash flows from operating activities since our operations commenced. We had accumulated losses of approximately $20,507,056 from our inception through December 31, 2010.

We expect that our net losses will continue and our cash used in operating activities will grow during the next several years, as compared with prior periods, as we increase our development activities, including oil & gas well drilling, construction of wind farms and manufacturing of our wind turbine productions for sale. Energy projects, including wind farms and oil & gas drilling, typically incur operating losses prior to commercial operation at which point the projects begin to generate positive operating cash flow. We also expect to incur additional costs, contributing to our losses and operating uses of cash, as we incur the incremental costs of operating as a fully reporting public company. Our costs may also increase due to factors such as higher than anticipated financing and other costs; non-performance by third-party suppliers or subcontractors; increases in the costs of labor or materials; and major incidents or catastrophic events. If any of those factors occurs, our losses could increase significantly and the value of our common stock could decline. As a result, our net losses and accumulated deficit could increase significantly.

WE DO NOT HAVE SUFFICIENT CASH ON HAND. IF WE DO NOT GENERATE SUFFICIENT REVENUES FROM SALES, AMONG OTHER FACTORS, WE WILL BE UNABLE TO CONTINUE OUR OPERATIONS.

We estimate that within the next 12 months, we will need to raise substantial capital for operations because we do not have sufficient cash on hand to meet this requirement. Although we are seeking additional sources of debt or equity financing, there can be no assurances that we will be able to obtain any additional financing. We recognize that if we are unable to generate sufficient revenues or obtain debt or equity financing, we will not be able to earn profits and may not be able to continue operations.

There is limited history upon which to base any assumption as to the likelihood that we will prove to be successful, and we may not be able to generate enough operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

WE HAVE A LIMITED OPERATING HISTORY. IF WE ARE NOT SUCCESSFUL IN CONTINUING TO GROW THE BUSINESS, THEN WE MAY HAVE TO SCALE BACK OR EVEN CEASE ONGOING BUSINESS OPERATIONS.

We have no history of revenues from operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Operations will be subject to all the risks inherent in the establishment of a developing enterprise, such as difficulties in commercializing our wind energy products, and the uncertainties arising from the absence of a significant operating history. We may be unable to sign customer contracts or operate on a profitable basis. If the business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment.

OUR LEVEL OF INDEBTEDNESS REDUCES OUR FINANCIAL AND OPERATIONAL FLEXIBILITY, AND OUR LEVEL OF INDEBTEDNESS MAY INCREASE.

As of December 31, 2010, the principal amount of our total indebtedness was $2,215,855, which is comprised of $1,141,795 (see “Note 8 – Accounts Payable & Accrued Expenses” in the financial statements for the year ended December 31, 2010), $536,350 in loans payable (see “Note 9 – Loans Payable” in the financial statements for the year ended December 31, 2010), and $537,710 in notes payable (see “Note 10 – Notes Payable” in the financial statements for the year ended December 31, 2010). Our level of indebtedness affects our operations in several ways, including the following:

•	A significant portion of our cash flow may be used to service our indebtedness;

•	A high level of debt increases our vulnerability to general adverse economic and industry conditions;

•
Covenants contained in future agreements governing future financing may limit our ability to borrow additional funds, dispose of assets, pay dividends, sell common shares below certain prices or make certain investments;

•	A high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes; and

•
A default under any future debt financing covenants could result in required principal payments that we may not be able to meet, resulting in higher penalty interest rates and/or debt maturity acceleration.

We may incur additional debt, including significant additional secured indebtedness, in order to make future acquisitions or to develop our properties. A higher level of indebtedness increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance. General economic conditions, natural gas and oil prices and financial, business and other factors will affect our future oil & gas operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flow to pay the interest on our debt and future working capital and/or borrowings or equity financing may not be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets and our performance at the time we need capital.

FAILURE TO CURE DEFAULTED OBLIGATIONS COULD RESULT IN BANKRUPTCY PROCEEDING.

We are currently in default with respect to the following debt and have the following outstanding balances as of December 31, 2010:  (i) secured note payable having an outstanding balance of $10,109; (ii) secured note payable having an outstanding balance of $14,788; (iii) secured note payable having an outstanding balance of $6,312, (iv) secured note payable having an outstanding balance of $37,001; (v) note payable having an outstanding balance of $469,500 (not in default), (vi) loan payable having an outstanding balance of $130,000 and guaranteed by certain Company officers; and (vii) various loans payable having an outstanding balance of $406,350. There can be no assurance that we will be able to cure or be given the opportunity to cure the default. Failure to do so may result in the Company having to initiate proceedings (e.g., file a petition of involuntary bankruptcy) to foreclose on any collateral securing the debt. Even if the debt is not secured by collateral, debt holders may still sue for bankruptcy to ensure that the Company’s assets are used to repay the debt.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING, BUSINESS OPERATIONS WILL BE HARMED, AND IF WE DO OBTAIN ADDITIONAL FINANCING THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

We anticipate that we will need to raise substantial capital to fund our operations for the next twelve months, depending on revenue, if any, from operations. Additional capital will be required to effectively support the operations and otherwise implement overall business strategy. We currently do not have any contracts or commitments for additional financing. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail and possibly cease operations. Any additional equity financing may involve substantial dilution to then existing shareholders.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MAY HAVE TO LIMIT BUSINESS ACTIVITY.

Because we are small and do not have much capital, we may have to limit our business activity. As such, we may not be able to complete the sales and marketing efforts required to drive our sales.

THE LOSS OF ONE OR MORE MEMBERS OF OUR SENIOR MANAGEMENT OR KEY EMPLOYEES MAY ADVERSELY AFFECT OUR ABILITY TO IMPLEMENT OUR STRATEGY.

We depend on our experienced management team and the loss of one or more key executives could have a negative impact on our business.  Our success depends to a significant extent upon the continued services of Mr. Joseph G. D’Arrigo, Chairman, Chief Executive Officer and President, and Raj S. Nanvaan, Chief Financial Officer and Chief Operating Officer, Richard Ross, Corporate Secretary and Doyle Johnson, Chief Geologist and Petroleum Engineer. The loss of the services of Messrs. D’Arrigo, Nanvaan, Ross or Johnson could have a material adverse effect on our growth, revenues, and prospective business. Such individuals do not have employment agreements with the Company and could leave us with little or no prior notice. We do not have “key person” life insurance policies covering any of our employees.

In order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and company personnel having experience in the small wind turbine business. Competition for qualified individuals is intense. Additionally, because the wind industry is relatively new, there is a scarcity of top-quality employees with experience in the wind industry, including qualified technical personnel with significant experience in the design, development, manufacture, and sale of our wind turbines and construction of wind farms, and we may face challenges hiring and retaining these types of employees

We also depend on our ability to retain and motivate key employees and attract qualified new employees. There can be no assurance that we will be able to retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms. If we lose a member of the management team or a key employee, we may not be able to replace him or her. Integrating new employees into our management team and training new employees with no prior experience in the wind industry could prove disruptive to our operations, require a disproportionate amount of resources and management attention and ultimately prove unsuccessful. An inability to attract and retain sufficient technical and managerial personnel could limit or delay our development efforts, which could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR BUSINESS AND THE WIND ENERGY INDUSTRY

BECAUSE OUR CURRENT EXECUTIVE OFFICERS AND DIRECTORS DO NOT HAVE SIGNIFICANT EXPERIENCE IN THE WIND POWER BUSINESS, INVESTORS CANNOT RELY ON OUR OFFICERS AND DIRECTORS AS BEING EXPERTS IN THE WIND POWER BUSINESS.

At present, we have only four executive officers, namely Joseph D’Arrigo, who is our President and CEO, Raj Nanvaan, who is our CFO and COO, Richard Ross, who is our Corporate Secretary and CCO, and Tony Johnson, who is our Chief Geologist and Petroleum Engineer. None of Messrs., D’Arrigo, Nanvaan, Ross or Johnson has any prior experience in the wind power business.  All business decisions made will be made in reliance on the advice of others due to this lack of expertise.

IF WE ARE UNABLE TO SUCCESSFULLY ACHIEVE BROAD MARKET ACCEPTANCE OF OUR WIND TURBINE SYSTEMS, WE MAY NOT BE ABLE TO GENERATE ENOUGH REVENUES IN THE FUTURE TO ACHIEVE OR SUSTAIN PROFITABILITY.

We are dependent on the successful commercialization of our wind turbine systems. The market for small wind turbines is at an early stage of development. The market for our systems is unproven. The technology may not gain adequate commercial acceptance or success for our business plan to succeed.

IF WE CANNOT ESTABLISH AND MAINTAIN RELATIONSHIPS WITH DISTRIBUTORS, WE MAY NOT BE ABLE TO INCREASE REVENUES.

In order to increase our revenues and successfully commercialize our wind turbine systems, we must establish and maintain relationships with potential distributors. A reduction, delay or cancellation of orders from one or more significant customers could significantly reduce our revenues and could damage our reputation among our potential customers.

IF WE CANNOT ASSEMBLE A LARGE NUMBER OF OUR WIND TURBINE SYSTEMS, WE MAY NOT MEET ANTICIPATED MARKET DEMAND OR OUR PRODUCT COMMERCIALIZATION SCHEDULE.

To be successful, we will have to manufacture and assemble our wind turbine systems in large quantities at acceptable costs while preserving high product quality and reliability. If we cannot maintain high product quality on a large scale, our business will be adversely affected. We may encounter difficulties in scaling up production of our systems, including problems with the supply of key components.  Even if we are successful in developing our assembly capability, we do not know whether we will do so in time to meet our product commercialization schedule or satisfy the requirements of our customers.

IF WE EXPERIENCE QUALITY CONTROL PROBLEMS OR SUPPLIER SHORTAGES FROM POTENTIAL SUPPLIERS, OUR REVENUES AND PROFIT MARGINS MAY SUFFER.

Our dependence on third-party suppliers for components of our wind turbine systems involves several risks, including limited control over pricing, availability of materials, quality and delivery schedules. Any quality control problems or interruptions in supply with respect to one or more components or increases in component costs could materially adversely affect our potential customer relationships, revenues and profit margins.

WE HAVE A LIMITED OPERATING HISTORY IN THE WIND ENERGY INDUSTRY AND POTENTIALLY RAPID GROWTH MAY MAKE IT DIFFICULT FOR US TO MANAGE THIS DIVISION OF OUR BUSINESS EFFICIENTLY.

There is limited history to use to evaluate our wind energy business. You should consider our potential prospects in light of the risks and uncertainties growing companies encounter in rapidly evolving industries such as ours. Also, potentially rapid growth may make it difficult for us to manage our wind energy business efficiently or effectively manage our capital expenditures and control our costs, including general and administrative costs. These challenges could have a material adverse effect on our business, financial condition and results of operation.

IF WE CANNOT EFFECTIVELY MANAGE OUR INTERNAL GROWTH, OUR POTENTIAL BUSINESS PROSPECTS, REVENUES AND PROFIT MARGINS MAY SUFFER.

If we fail to effectively manage our internal growth in a manner that minimizes strains on our resources, we could experience disruptions in our operations and ultimately be unable to generate revenues or profits. We expect that we will need to significantly expand our operations to successfully implement our business strategy. As we add manufacturing, marketing, sales and installation and build our infrastructure, we expect that our operating expenses and capital requirements will increase. To effectively manage our growth, we must continue to expend funds to improve our operational, financial and management controls and our reporting systems and procedures. In addition, we must effectively expand, train and manage our employee base. If we fail in our efforts to manage our internal growth, our prospects, revenue and profit margins may suffer.

WE COMPETE AGAINST OTHER SMALL WIND TURBINE TECHNOLOGIES. COMPETITION IN OUR MARKET MAY RESULT IN PRICING PRESSURES, REDUCED MARGINS OR THE INABILITY OF OUR SYSTEMS TO ACHIEVE MARKET ACCEPTANCE.

We compete against several companies seeking to address the small wind turbine market. We may be unable to compete successfully against our current and potential competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance. The current level of market penetration for small wind turbines is relatively low and as the market increases, we expect competition to grow significantly. Our competition may have significantly more capital than we do and as a result, they may be able to devote greater resources to take advantage of acquisition or other opportunities more readily.

IF WE CANNOT EFFECTIVELY ESTABLISH AND INCREASE OUR SALES AND MARKETING CAPABILITIES FOR OUR WIND ENERGY PRODUCTS, WE MAY NOT BE ABLE TO REALIZE REVENUES.

We need to develop our sales and marketing capabilities to support our commercialization efforts. If we fail to establish and increase our marketing and sales force, we may not be able to enter new or existing markets. Failure to recruit, train and retain new sales personnel, or the inability of our new sales personnel to effectively market and sell our systems, could impair our ability to gain market acceptance of our wind turbine systems.

IF WE ENCOUNTER UNFORESEEN PROBLEMS WITH THE UNITS, IT MAY INHIBIT OUR SALES AND EARLY ADOPTION OF OUR PRODUCT.

Any unforeseen problems relating to the units operating effectively in the field could have a negative impact on adoption, future shipments and our operating results.

WE DEPEND HEAVILY ON FEDERAL, STATE AND LOCAL GOVERNMENT SUPPORT FOR RENEWABLE ENERGY, ESPECIALLY WIND PROJECTS.

We depend heavily on government policies that support renewable energy and enhance the economic feasibility of developing wind energy projects. The federal government and all state governments in which we intend to operate or into which we sell power provide incentives that support the sale of energy from renewable sources, such as wind.

The Internal Revenue Code, as amended, provides a production tax credit (“PTC”) for each kWh of energy generated by an eligible resource. Under current law, an eligible wind facility placed in service prior to the end of 2012 may claim the PTC. The PTC is a credit claimed against the income of the owner of the eligible project.

PTC eligible projects are also eligible, in lieu of the PTC, for an investment tax credit (“ITC”) of 30% of the eligible cost-basis. The same placed-in-service deadline of December 31, 2012 applies for purposes of the ITC. The ITC is also a credit claimed against the income of the owner of the eligible project.

The American Recovery and Reinvestment Act of 2009 (“ARRA”) created a grant administered by the U.S. Treasury that provides for a cash payment of the amount an eligible project whose construction began in 2010 would otherwise be able to claim under the ITC. In addition, there are various programs for loan guarantees. See Business - New Legislation, Permitting Guidelines and Energy Incentives - “Green” Light for NAEG Wind Products.

In addition to federal incentives, we rely on state incentives that support the sale of energy generated from renewable sources, including state adopted renewable portfolio standards (RPS) programs. Such programs generally require that electricity supply companies include a specified percentage of renewable energy in the electricity resources serving a state or purchase credits demonstrating the generation of such electricity by another source. However, the legislation creating such RPS requirements usually grants the relevant state public utility commission the ability to reduce electric supply companies’ obligations to meet the RPS requirements in certain circumstances. If the RPS requirements are reduced or eliminated, this could result in our receiving lower prices for our power and in a reduction in the value of our Renewable Energy Credits (“RECs”), which could have a material adverse effect on us. See Business - New Legislation, Permitting Guidelines and Energy Incentives - “Green” Light for NAEG Wind Products.

We will depend heavily on these programs to finance the various wind farm projects throughout the United States. If any of these incentives are adversely amended, eliminated, subjected to new restrictions, not extended beyond their current expiration dates, or if funding for these incentives is reduced, it would have a material adverse effect on our ability to obtain financing. A delay or failure by federal departments to administer these programs in a timely and efficient manner could also have a material adverse effect on our financing.

While certain federal, state and local programs and policies promote renewable energy and additional legislation is regularly being considered that would enhance the demand for renewable energy, policies may be adversely modified, legislation may not pass or may be amended and governmental support of renewable energy development, particularly wind energy, may not continue or may be reduced. If governmental authorities do not continue supporting, or reduce their support for, the development of wind energy projects, our revenues may be adversely affected, our economic return on certain projects may be reduced, our financing costs may increase, it may become more difficult to obtain financing, and our business and prospects may otherwise be adversely affected.

MOST OF THE REVENUE FROM OUR WIND ENERGY DIVISION WILL COME FROM SALES OF ELECTRICITY AND RENEWABLE ENERGY CREDITS, WHICH ARE SUBJECT TO MARKET PRICE FLUCTUATIONS.  THERE IS ALSO A RISK OF A SIGNIFICANT, SUSTAINED DECLINE IN THEIR MARKET PRICES. SUCH A DECLINE MAY MAKE IT MORE DIFFICULT TO DEVELOP OUR WIND FARM PROJECTS.

We may not be able to develop our projects economically if there is a significant, sustained decline in market prices for electricity or Renewable Energy Credits (“RECs”) without a commensurate decline in the cost of turbines and the other capital costs of constructing wind energy projects. Electricity prices are affected by various factors and may decline for many reasons that are not within our control. Such factors include changes in the cost or availability of fuel, regulatory and governmental actions, changes in the amount of available generating capacity from both traditional and renewable sources, changes in power transmission or fuel transportation capacity, seasonality, weather conditions and changes in demand for electricity. In addition, other power generators may develop new technologies or improvements to traditional technologies to produce power that could increase the supply of electricity and cause a sustained reduction in market prices for electricity and RECs. If governmental action or conditions in the markets for electricity or RECs cause a significant, sustained decline in the market prices of electricity or those attributes without an offsetting decline in the cost of turbines or other capital costs of wind energy projects, we may not be able to develop and construct our pipeline of development projects or achieve expected revenues, which could have a material adverse effect on our business, financial condition and results of operations.

THE PRODUCTION OF WIND ENERGY DEPENDS HEAVILY ON SUITABLE WIND CONDITIONS. IF WIND CONDITIONS ARE UNFAVORABLE OR BELOW OUR ESTIMATES, OUR ELECTICITY PRODUCTION, AND THEREFORE OUR REVENUES, MAY BE SUBSTANTIALLY BELOW OUR EXPECTATIONS.

The electricity produced and revenues generated by a wind energy project depend heavily on wind conditions, which are variable and difficult to predict. Operating results for projects vary significantly from period to period depending on the windiness during the periods in question. We base our decisions about which sites to develop in part on the findings of long-term wind and other meteorological studies conducted in the proposed area, which measure the wind’s speed, prevailing direction and seasonal variations. Actual wind conditions, however, may not conform to the measured data in these studies and may be affected by variations in weather patterns, including any potential impact of climate change. Therefore, the electricity generated by our projects may not meet our anticipated production levels or the rated capacity of the turbines located there, which could adversely affect our business, financial condition and results of operations. If the wind resources at a project are below the average level we expect, our rate of return for the project would be below our expectations and we would be adversely affected. Projections of wind resources also rely upon assumptions about turbine placement, interference between turbines and the effects of vegetation, land use and terrain, which involve uncertainty and require us to exercise considerable judgment. We or our consultants may make mistakes in conducting these wind and other meteorological studies. Any of these factors could cause us to develop sites that have less wind potential than we had expected, or to develop sites in ways that do not optimize their potential, which could cause the return on our investment in these projects to be lower than expected.

If our wind energy assessments turn out to be wrong, our business could suffer a number of material adverse consequences, including:

•	our energy production and sales may be significantly lower than we predict;

•	any future hedging arrangements may be ineffective or more costly;

•
we may not produce sufficient energy to meet future commitments to sell electricity or RECs and, as a result, we may have to buy electricity or RECs on the open market to cover our obligations or pay damages; and

•
our projects may not generate sufficient cash flow to make payments of principal and interest as they become due on any future project-related debt, and we may have difficulty obtaining financing for future projects.

NATURAL EVENTS MAY REDUCE ENERGY PRODUCTION BELOW OUR EXPECTATIONS.

A natural disaster, severe weather or an accident that damages or otherwise adversely affects any of our operations could have a material adverse effect on our business, financial condition and results of operations. Lightning strikes, icing, earthquakes, tornados, extreme wind, severe storms, wildfires and other unfavorable weather conditions or natural disasters could damage or require us to shut down our turbines or related equipment and facilities, impeding our ability to maintain and operate our facilities and decreasing electricity production levels and our revenues. Operational problems, such as degradation of turbine components due to wear or weather or capacity limitations on the electrical transmission network, can also affect the amount of energy we are able to deliver. Any of these events, to the extent not fully covered by insurance, could have a material adverse effect on our business, financial condition and results of operations.

OPERATIONAL PROBLEMS MAY REDUCE ENERGY PRODUCTION BELOW OUR EXPECTATIONS.

Spare parts for wind turbines and key pieces of electrical equipment may be hard to acquire or unavailable to us. Sources for some significant spare parts and other equipment are located outside of North America. If we were to experience a shortage of or inability to acquire critical spare parts, we could incur significant delays in returning facilities to full operation. In addition, we may not hold spare substation main transformers. These transformers are designed specifically for each wind energy project, and the current lead time to receive an order for this type of equipment is over eight months. If we had to replace any future substation main transformers, we could be unable to sell electricity from the affected wind energy project until a replacement is installed. That interruption to our business might not be fully covered by insurance.

WE FACE COMPETITION PRIMARILY FROM OTHER RENEWABLE ENERGY SOURCES AND, IN PARTICULAR, OTHER WIND ENERGY COMPANIES.

We believe our primary competitors are developers and operators focused on renewable energy generation, specifically wind energy companies. Renewable energy sources, including wind, biomass, geothermal and solar, currently benefit from various governmental incentives such as PTCs, ITCs, cash grants, loan guarantees, Renewable Portfolio Standard (“RPS”) programs and accelerated tax depreciation. Changes in any of these incentives could significantly disadvantage wind energy generators like us compared with other renewable energy sources. Further, the energy industry is rapidly evolving and highly competitive. A reduction in demand for energy from renewable sources or our failure to identify and adapt to new technologies could have a material adverse effect on our business, financial condition and results of operations.

We will compete with other wind energy companies primarily for sites with good wind resources that can be built in a cost-effective manner. We will also compete for access to transmission or distribution networks. Because the wind energy industry in the United States is at an early stage, we will also compete with other wind energy developers for the limited pool of personnel with requisite industry knowledge and experience. Furthermore, in recent years, there have been times of increased demand for wind turbine related components, causing turbine suppliers to have difficulty meeting the demand. If these conditions return in the future, component manufacturers may give priority to other market participants, including our competitors, who may have resources greater than ours.

We compete with other renewable energy companies (and energy companies in general) for the financing needed to pursue our development plan. Once we have developed a project and put a project into operation, we may compete on price if we sell electricity into power markets at wholesale market prices. Depending on the regulatory framework and market dynamics of a region, we may also compete with other wind energy companies, as well other renewable energy generators, when we bid on or negotiate for a long-term power purchase agreement (“PPA”).

WE WILL ALSO COMPETE WITH TRADITIONAL ENERGY COMPANIES.

We will also compete with traditional energy companies. For example, depending on the regulatory framework and market dynamics of a region, we also compete with traditional electricity producers when we bid on or negotiate for a long-term PPA. Furthermore, technological progress in traditional forms of electricity generation (including technology that reduces or sequesters greenhouse gas emissions) or the discovery of large new deposits of traditional fuels could reduce the cost of electricity generated from those sources or make them more environmentally friendly, and as a consequence reduce the demand for electricity from renewable energy sources or render existing or future wind energy projects uncompetitive. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

THE GROWTH OF OUR BUSINESS DEPENDS ON LOCATING AND OBTAINING CONTROL OF SUITABLE OPERATING SITES.

Wind energy projects require wind conditions that are found in limited geographic areas and, within these areas, at particular sites. These sites must also be suitable for construction of an energy project, including related roads and operations and maintenance facilities. Further, projects must be interconnected to electricity transmission or distribution networks. Once we have identified a suitable operating site, obtaining the requisite land rights (including access rights, setbacks and other easements) requires us to negotiate with landowners and local government officials. These negotiations can take place over a long time, are not always successful and sometimes require economic concessions not in our original plans. The property rights necessary to construct and interconnect our projects must also be insurable and otherwise satisfactory to our financing counterparties. In addition, our ability to obtain adequate property rights is subject to competition from other wind energy developers. If a competitor or other party obtains land rights critical to our project development efforts that we are unable to resolve, we could incur losses as a result of development costs for sites we do not develop, which we would have to write off. If we are unable to obtain adequate property rights for a project, including its interconnection, that project may be smaller in size or potentially unfeasible. Failure to obtain insurable property rights for a project satisfactory to our financing counterparties would preclude our ability to obtain third-party financing and could prevent ongoing development and construction of that project.

 NEGATIVE PUBLIC OR COMMUNITY RESPONSE TO WIND ENERGY PROJECTS IN GENERAL OR OUR PROJECTS SPECIFICALLY CAN ADVERSELY AFFECT OUR ABILITY TO DEVELOP OUR WIND FARM PROJECTS.

Negative public or community response to our wind energy projects can adversely affect our ability to develop, construct and operate our projects. This type of negative response can lead to legal, public relations and other challenges that impede our ability to meet our development and construction targets, achieve commercial operations for a project on schedule, address the changing needs of our projects over time, and generate revenues. Some projects being developed by our competitors have been the subject of administrative and legal challenges from groups opposed to wind energy projects in general or concerned with potential environmental, health or aesthetic impacts, impacts on property values or the rewards of property ownership, or impacts on the natural beauty of public lands. In the future, we also expect this type of opposition as we develop and construct our future projects. An increase in opposition to our requests for permits or successful challenges or appeals to permits issued to us could materially adversely affect our future development plans. If we are unable to develop, construct and operate the production capacity that we expect from our future development projects in our anticipated timeframes, it could have a material adverse effect on our business, financial condition and results of operations.

WE NEED GOVERNMENTAL APPROVAL AND PERMITS TO CONTSTRUCT AND OPERATE OUR PROJECTS. ANY FAILURE TO PROCURE AND/OR MAINTAIN NECESSARY PERMITS WOULD ADVERSELY AFFECT ONGOING DEVELOPMENT, CONSTRUCTION AND CONTINUING OPERATION OF OUR PROJECTS.

The design, construction and operation of wind energy projects are highly regulated, require various governmental approvals and permits, including environmental approvals and permits, and may be subject to the imposition of related conditions that vary by jurisdiction. In some cases, these approvals and permits require periodic renewal, which we may not be able to successfully obtain. We cannot predict whether all permits required for a given project will be granted or whether the conditions associated with the permits will be achievable. The denial of a permit essential to a project or the imposition of impractical conditions would impair our ability to develop the project. In addition, we cannot predict whether the permits will attract significant opposition or whether the permitting process will be lengthened due to complexities and appeals. Delay in the review and permitting process for a project can impair or delay our ability to develop that project or increase the cost so substantially that the project is no longer attractive to us. In the future, we may experience delays in developing our future projects due to delays in obtaining non-appealable permits. If we were to commence construction in anticipation of obtaining the final, non-appealable permits needed for a project, we would be subject to the risk of being unable to complete the project if all the permits were not obtained. If this were to occur, we would likely lose a significant portion of our investment in the project and could incur a loss as a result. Any failure to procure and maintain necessary permits would adversely affect ongoing development, construction and continuing operation of our projects.

OUR DEVELOPMENT ACTIVITIES AND OPERATIONS ARE SUBJECT TO NUMEROUS ENVIRONMENTAL, HEALTH AND SAFETY LAWS AND REGULATIONS.

We are subject to numerous environmental, health and safety laws and regulations in each of the jurisdictions in which we intend to operate. These laws and regulations will require us to obtain approvals and maintain permits, undergo environmental impact assessments and review processes and implement environmental, health and safety programs and procedures to control risks associated with the citing, construction, operation and decommissioning of wind energy projects. For example, to obtain permits we could be required to undertake expensive programs to protect and maintain local endangered species. If such programs are not successful, we could be subject to penalties or to revocation of our permits. In addition, permits frequently specify permissible sound levels.

If we do not comply with applicable laws, regulations or permit requirements, we may be required to pay penalties or fines or curtail or cease operations of the affected projects. Violations of environmental and other laws, regulations and permit requirements, including certain violations of laws protecting migratory birds and endangered species, may also result in criminal sanctions or injunctions.

Environmental, health and safety laws, regulations and permit requirements may change or become more stringent. Any such changes could require us to incur materially higher costs than we have incurred to date. Our costs of complying with current and future environmental, health and safety laws, regulations and permit requirements, and any liabilities, fines or other sanctions resulting from violations of them, could adversely affect our business, financial condition and results of operations.

OWNERSHIP AND OPERATION OF REAL PROPERTY AND DISPOSAL OF HAZARDOUS WASTE COULD RESULT IN OUR BEING LIABLE FOR ENVIRONMENTAL ISSUES.

Certain environmental laws impose liability on current and previous owners and operators of real property for the cost of removal or remediation of hazardous substances. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances. They can also assess liability on persons who arrange for hazardous substances to be sent to disposal or treatment facilities when such facilities are found to be contaminated. Such persons can be responsible for cleanup costs even if they never owned or operated the contaminated facility. In addition to actions brought by governmental agencies, private plaintiffs may also bring claims arising from the presence of hazardous substances on a property or exposure to such substances. Any liabilities arising any future releases of, or exposure to, hazardous substances may adversely affect our business, financial condition and results of operations.

WE WILL RELY ON TRANSMISSION LINES AND OTHER TRANSMISSION FACILITIES THAT ARE OWNED AND OPERATED BY THIRD PARTIES. WHEREVER WE DEVELOP OUR OWN GENERATOR LEADS, WE WILL BE EXPOSED TO TRANSMISSION FACILITY DEVELOPMENT AND CURTAILMENT RISKS, WHICH MAY DELAY AND INCREASE THE COSTS OF OUR PROJECTS OR REDUCE THE RETURN TO US ON THOSE INVESTMENTS.

We will depend on electric transmission lines owned and operated by third parties to deliver the electricity we generate. Some of our projects may have limited access to interconnection and transmission capacity because there can be many parties seeking access to the limited capacity that may be available. We may not be able to secure access to this limited interconnection or transmission capacity at reasonable prices or at all. Moreover, a failure in the operation by third parties of these transmission facilities could result in our losing revenues because such a failure could limit the amount of electricity we deliver. In addition, our production of electricity may be curtailed due to third-party transmission limitations, reducing our revenues and impairing our ability to capitalize fully on a particular project’s potential. Such a failure could have a material adverse effect on our business, financial condition and results of operations.

In certain circumstances, we may develop our own generator leads in the future from our projects to available electricity transmission or distribution networks when such facilities do not already exist. In some cases, these facilities may cover significant distances. To construct such facilities, we need approvals, permits and land rights, which may be difficult or impossible to acquire or the acquisition of which may require significant expenditures. We may not be successful in these activities, and our projects that rely on such generator lead development may be delayed, have increased costs or not be feasible. Our failure in operating these generator leads could result in lost revenues because it could limit the amount of electricity we are able to deliver. In addition, we may be required by law or regulation to provide service over our facilities to third parties at regulated rates, which could constrain transmission of our power from the affected facilities, or we could be subject to additional regulatory risks associated with being considered the owner of a transmission line.

WE MAY BE UNABLE TO CONSTRUCT OUR WIND ENERGY PROJECTS ON TIME, AND OUR CONSTRUCTION COSTS COULD INCREASE TO LEVELS THAT MAKE A PROJECT TOO EXPENSIVE TO COMPLETE OR MAKE THE RETURN ON OUR INVESTMENT IN THAT PROJECT LESS THAN EXPECTED.

There may be delays or unexpected developments in completing our future wind energy projects, which could cause the construction costs of these projects to exceed our expectations. We may suffer significant construction delays or construction cost increases as a result of a variety of factors, including, without limitation,:

•	failure to manufacture turbines on the required schedule;

•	failure to receive other critical components and equipment, including batteries, that meet our design specifications on schedule;

•	failure to complete interconnection to transmission networks;

•	failure to obtain all necessary rights to land access and use;

•	failure to receive quality and timely performance of third-party services;

•	failure to secure and maintain environmental and other permits or approvals;

•	appeals of environmental and other permits or approvals that we obtain;

•	failure to obtain capital to develop our planned wind farm projects;

•	shortage of skilled labor;

•	inclement weather conditions;

•	adverse environmental and geological conditions; and

•	force majeure or other events out of our control.

Any of these factors could give rise to construction delays and construction costs in excess of our expectations. This could prevent us from completing construction of a project, cause defaults under any potential financing agreements or under PPAs that require completion of project construction by a certain time, cause the project to be unprofitable for us, or otherwise impair our business, financial condition and results of operations.

OUR USE AND ENJOYMENT OF REAL PROPERTY RIGHTS FOR OUR FUTURE WIND FARM PROJECTS MAY BE ADVERSELY AFFECTED BY THE RIGHTS OF LIEN HOLDERS AND LEASEHOLDERS THAT ARE SUPERIOR TO THOSE OF THE GRANTORS OF THOSE REAL PROPERTY RIGHTS TO US.

Our wind farm projects are likely to be located on land we occupy pursuant to long-term easements and leases. The ownership interests in the land subject to these easements and leases may be subject to mortgages securing loans or other liens (such as tax liens) and other easement and lease rights of third parties (such as leases of oil or mineral rights) that were created prior to our easements and leases. As a result, our rights under these easements or leases may be subject, and subordinate, to the rights of those third parties. We perform title searches and obtain title insurance to protect ourselves against these risks. Such measures may, however, be inadequate to protect us against all risk of loss of our rights to use the land on which our projects are located, which could have a material adverse effect on our business, financial condition and results of operations.

MANY OF OUR FUTURE WIND FARM PROJECTS MAY BE SUBJECT TO REGULATION BY THE FEDERAL ENERGY REGULATORY COMMISSION UNDER THE FEDERAL POWER ACT OR OTHER REGULATIONS THAT REGULATE THE SALE OF ELECTRICITY, WHICH MAY ADVERSELY AFFECT OUR BUSINESS.

In the future, many of our wind farms may be classified as “Qualifying Facilities” that are exempt from regulation as public utilities by the Federal Energy Regulatory Commission (“FERC”) under the Federal Power Act (“FPA”). There is no guarantee, however, that our wind farm projects will not be subject to rate regulation by FERC under the FPA.  In addition, certain of our under-construction and development projects may be subject to such rate regulation in the future. Any future projects that are subject to rate regulation will be required to obtain FERC acceptance of their rate schedules for wholesale sales of energy, capacity and ancillary services. FERC may revoke or revise an entity’s authorization to make wholesale sales at market-based rates if FERC subsequently determines that such entity can exercise market power in transmission or generation, create barriers to entry or engage in abusive affiliate transactions or market manipulation. In addition, public utilities are subject to FERC reporting requirements that impose administrative burdens that, if violated, can expose the Company to civil penalties or other risks.

Any market-based rate authority that we will obtain will be subject to certain market behavior rules. If we are deemed to have violated these rules, we will be subject to potential disgorgement of profits associated with the violation and/or suspension or revocation of our market-based rate authority, as well as potential criminal and civil penalties. If we were to lose market-based rate authority for a project, we would be required to obtain FERC’s acceptance of a cost-based rate schedule and could become subject to, among other things, the burdensome accounting, record keeping and reporting requirements that are imposed on public utilities with cost-based rate schedules. This could have an adverse effect on the rates we charge for power from our projects and our cost of regulatory compliance.

Although the sale of electric energy has been to some extent deregulated, the industry is subject to increasing regulation and even possible re-regulation. Due to major regulatory restructuring initiatives at the federal and state levels, the U.S. electric industry has undergone substantial changes over the past several years. We cannot predict the future design of wholesale power markets or the ultimate effect ongoing regulatory changes will have on our business. Other proposals to re-regulate may be made and legislative or other attention to the electric power market restructuring process may delay or reverse the movement towards competitive markets. If deregulation of the electric power markets is reversed, discontinued or delayed, our business, financial condition and results of operations could be adversely affected.

FUTURE LITIGATION OR ADMINISTRATIVE PROCEEDINGS RELATED TO OUR WIND FARM PROJECTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In the future, we may be involved in legal proceedings, administrative proceedings, claims and/or litigation that arise in the ordinary course of business of wind farm projects. Individuals and interest groups may sue to challenge the issuance of a permit for a wind energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of future wind energy projects. Unfavorable outcomes or developments relating to any such proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations.

WE ARE NOT ABLE TO INSURE AGAINST ALL POTENTIAL RISKS AND MAY BECOME SUBJECT TO HIGHER INSURANCE PREMIUMS.

Our wind energy division will be exposed to the risks inherent in the construction and operation of wind energy projects, such as breakdowns, manufacturing defects, natural disasters, terrorist attacks and sabotage, not all of which is insurable. We may also be exposed to environmental risks. We will have insurance policies covering certain risks associated with our business. However, any such insurance policies will not cover losses as a result of force majeure, natural disasters, terrorist attacks or sabotage, among other things. We do not expect to maintain insurance for certain environmental risks, such as environmental contamination with respect to our wind energy business. In addition, our insurance policies may be subject to annual review by our insurers and may not be renewed at all or on similar or favorable terms. A serious uninsured loss or a loss significantly exceeding the limits of our future insurance policies could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR BUSINESS AND THE NATURAL GAS AND OIL INDUSTRY

RE-PERMITTING FOR THE ALASKA STATE DRILLING PERMIT MAY BE SLOWER THAN ANTICIPATED

In light of the fact that our state drilling permit has lapsed, the re-permitting process may be slower than anticipated due to backlogs at the office of the Alaska Oil & Gas Conservation Commission, which could delay and adversely affect our operations and drilling plans, which in turn could have an adverse effect on our business.

SUCCESS OF OUR OIL & GAS DIVISION DEPENDS ON THE MARKET PRICE FOR NATURAL GAS AND OIL.

The success of our oil & gas business greatly depends on market prices of natural gas and oil. The higher market prices are, the more likely it is that we will be financially successful. On the other hand, declines in natural gas or oil prices may materially adversely affect our financial condition, profitability and liquidity. Lower prices also may reduce the amount of natural gas or oil that we can produce economically.

Natural gas and oil are commodities whose prices are set by broad market forces. Historically, the natural gas and oil markets have been volatile. We do not see any reason why natural gas or oil prices will not continue to be volatile in the future. Prices for natural gas and oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for natural gas or oil, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

•	The domestic and foreign supply of natural gas and oil;

•	Overall economic conditions;

•	Weather conditions;

•	Political conditions in the Middle East and other oil producing regions;

•	Domestic and foreign governmental regulations;

•	The level of consumer product demand; and

•	The price and availability of alternative fuels.

We cannot predict future natural gas or oil prices with any certainty. While rising demand for natural gas to fuel power generation and to meet increasingly stringent environmental requirements has led some observers to believe that long term demand for natural gas is increasing, there can be no assurance that this will be the case.

OUR SUCCESS DEPENDS ON NATURAL GAS PRICES IN THE SPECIFIC AREAS WHERE WE OPERATE, AND THESE PRICES MAY BE LOWER THAN PRICES AT MAJOR MARKETS.

Even though overall natural gas prices at major markets, such as Henry Hub in Louisiana, may be high, regional natural gas prices may move somewhat independently of broad industry price trends. Because some of our operations are located outside major markets, we are directly impacted by regional natural gas prices regardless of Henry Hub or other major market pricing. Low natural gas prices in any or all of the areas where we operate would negatively impact our business, financial condition and results of operations.

NATURAL GAS AND OIL RESERVES ARE DEPLETING ASSETS AND THE FAILURE TO REPLACE OUR RESERVES WOULD ADVERSELY AFFECT OUR PRODUCTION AND CASH FLOWS.

Our future natural gas and oil production depends on our success in finding or acquiring new reserves. If we fail to replace reserves, our level of production and cash flows would be adversely impacted. Production from natural gas and oil properties decline as reserves are depleted, with the rate of decline depending on reservoir characteristics. Our future proved reserves will decline as reserves are produced unless we conduct other successful exploration and development activities or acquire properties containing proved reserves, or both. Our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and oil reserves would be impaired to the extent cash flow from operations is reduced and external sources of capital become limited or unavailable. We may not be successful in exploring for, developing or acquiring additional reserves. If we are not successful, our future production and revenues will be adversely affected.

EXPLORATION IS A HIGH RISK ACTIVITY, AND OUR PARTICIPATION IN DRILLING ACTIVITIES MAY NOT BE SUCCESSFUL.

Our future success will largely depend on the success of our exploration drilling program. Participation in exploration drilling activities involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be discovered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

•	Unexpected drilling conditions;

•	Blowouts, fires or explosions with resultant injury, death or environmental damage;

•	Pressure or irregularities in formations;

•	Equipment failures or accidents;

•	Adverse weather conditions;

•	Compliance with governmental requirements and laws, present and future; and

•	Shortages or delays in the availability of drilling rigs and the delivery of equipment.

In the future, we may use available seismic data to assist in the location of potential drilling sites. Even when properly used and interpreted, 2-D and 3-D seismic data and other visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators. They do not allow the interpreter to know conclusively if hydrocarbons are present or economically producible. Poor results from our drilling activities would materially and adversely affect our future cash flows and results of operations. In addition, using seismic data and other advanced technologies involves substantial upfront costs and is more expensive than traditional drilling strategies, so we could incur losses as a result of these expenditures.

DEFICIENCIES OF TITLE TO OUR LEASED INTERESTS COULD RESULT IN SIGNIFICANT LOSSES.

Our practice in acquiring exploration leases or undivided interests in natural gas and oil leases is not to incur the expense of retaining lawyers to examine the title to the mineral interest prior to executing the lease. Instead, we rely upon the judgment of lease brokers and others to perform the field work in examining records in the appropriate governmental or county clerk’s office before leasing a specific mineral interest. This practice is widely followed in the industry. Prior to the drilling of an exploration well, the operator of the well will typically obtain a preliminary title review of the drill site lease and/or spacing unit within which the proposed well is to be drilled to identify any obvious deficiencies in title to the well and, if there are deficiencies, to identify measures necessary to cure those defects to the extent reasonably possible. We may not have any assurance in the future that any such deficiencies have been cured by the operator of any such wells. It does happen, from time to time, that the examination made by the title lawyers reveals that the lease or leases are invalid, having been purchased in error from a person who is not the rightful owner of the mineral interest desired. In these circumstances, we may not be able to proceed with our exploration and development of the lease site or may incur costs to remedy a defect.

WE MAY EXPERIENCE SHORTAGES OF EQUIPMENT AND PERSONNEL, WHICH COULD SIGNIFICANTLY DISRUPT OR DELAY OUR OPERATIONS.

From time to time, there has been a general shortage of drilling rigs, equipment, supplies and oilfield services in North America, which we believe may intensify because of current increased industry activity. In addition, the costs and delivery times of rigs, equipment and supplies have risen. Shortages of drilling rigs, equipment, supplies or trained personnel could delay and adversely affect our operations and drilling plans, which could have an adverse effect on our business. While we intend to enter into contracts for the services of drilling rigs in North America, we may not be successful in doing so.

The demand for, and wage rates of, qualified rig crews have begun to rise in the drilling industry due to the increasing number of active rigs in service. Personnel shortages have occurred in the past during times of increasing demand for drilling services. If the number of active drilling rigs increases, we may experience shortages of qualified personnel to operate our drilling rigs, which could delay our drilling operations and adversely affect our oil & gas business.

WE ARE SUBJECT TO COMPLEX LAWS AND REGULATIONS, INCLUDING ENVIRONMENTAL LAWS AND REGULATIONS THAT CAN ADVERSELY AFFECT THE COST, MANNER OR FEASIBILITY OF CONDUCTING OUR BUSINESS.

Our exploration and production interests and operations will be subject to stringent and complex federal, state and local laws and regulations governing the operation and maintenance of our facilities and the handling and discharge of substances into the environment. These existing laws and regulations will impose numerous obligations that are applicable to our interests and operations, including, without limitation:

•	Air and water discharge permits for drilling and production operations;

•	Drilling and abandonment bonds or other financial responsibility assurances;

•	Reports concerning operations;

•	Spacing of wells;

•	Access to properties, particularly in the Powder River Basin;

•	Taxation; and

•	Other regulatory controls on operating activities.

In addition, regulatory agencies have from time to time imposed price controls and limitations on production by restricting the flow rate of wells below actual production capacity in order to conserve supplies of natural gas and oil.

Failure to comply with environmental and other laws and regulations applicable to our interests and operations could result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial requirements, and the issuance of orders enjoining or limiting future operations, any of which could have a material adverse affect on us. Legal requirements are sometimes unclear and are frequently changed in response to economic or political conditions. As a result, it is hard to predict the ultimate cost of compliance with these requirements or their effect on our interests and operations. In addition, there can be no assurance that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not have a material adverse effect on our oil & gas business.

The production, handling, storage, transportation and disposal of natural gas and oil, by-products of natural gas and oil and other substances produced or used in connection with natural gas and oil production operations are regulated by laws and regulations focused on the protection of human health and the environment. Consequently, the discharge or release of natural gas, oil or other substances into the air, soil or water could subject us to liabilities for environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for related violations of environmental laws or regulations. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary. We may not be able to recover some or any of these costs from insurance.

THE PROCESS OF DRILLING FOR AND PRODUCING NATURAL GAS AND OIL INVOLVES MANY OPERATING RISKS THAT CAN CAUSE SUBSTANTIAL LOSSES, AND WE MAY NOT HAVE ENOUGH INSURANCE TO COVER THESE RISKS ADEQUATELY.

The natural gas and oil business involves many operating hazards, such as:

•	Well blowouts, fires and explosions;

•	Surface craterings and casing collapses;

•	Uncontrollable flows of natural gas, oil or well fluids;

•	Pipe and cement failures;

•	Formations with abnormal pressures;

•	Stuck drilling and service tools;

•	Pipeline ruptures or spills;

•	Natural disasters; and

•	Releases of toxic natural gas.

Any of these events could cause substantial losses to us as a result of:

•	Injury or death;

•	Damage to and destruction of property, natural resources and/or equipment;

•	Pollution and other environmental damage;

•	Regulatory investigations and penalties;

•	Suspension of operations; and

•	Repair and remediation costs.

We could also be responsible for environmental damage caused by previous owners of property that we purchase or lease. As a result, we may incur substantial liabilities to third parties or governmental entities. Although we expect to maintain appropriate and customary insurance for these risks, the insurance may not be available or sufficient to cover all of these liabilities. If these liabilities are not covered by our insurance, paying them could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of our properties.

OUR ABILITY TO MARKET OUR NATURAL GAS AND OIL MAY BE IMPAIRED BY CAPACITY CONSTRAINTS ON THE GATHERING SYSTEMS AND PIPELINES THAT TRANSPORT OUR NATURAL GAS AND OIL.

The availability of a ready market for our natural gas production depends on the proximity of our well-sites to, and the capacity of, natural gas gathering systems, pipelines and trucking or terminal facilities. We expect to enter into agreements with companies that own pipelines used to transport natural gas from the wellhead to contract destination. Those pipelines are limited in size and volume of natural gas flow. Should production begin, other outstanding contracts with other producers and developers could interfere with our access to a natural gas line to deliver natural gas to the market. We do not own or operate any natural gas lines or distribution facilities. Further, interstate transportation and distribution of natural gas is regulated by the federal government through the Federal Energy Regulatory Commission, or FERC. FERC sets rules and carries out administratively the oversight of interstate markets for natural gas and other energy policy. Among FERC’s powers is the ability to dictate sale and delivery of natural gas to any markets it oversees.

Additionally, state regulators have vast powers over sale, supply and delivery of natural gas and oil within their state borders. While in the future, we may employ certain companies to represent our interests before state regulatory agencies, there can be no assurance that our interests will receive favorable rulings from any state agency, or that some future occurrence will not drastically alter our ability to enter into contracts or deliver natural gas to the market.

COMPETITION IN THE NATURAL GAS AND OIL INDUSTRY IS INTENSE, AND WE ARE SMALLER AND HAVE A MORE LIMITED OPERATING HISTORY THAN MOST OF OUR COMPETITORS.

We will be operating in a highly competitive environment. We expect to compete with other natural gas and oil companies in all areas of our operations, including the acquisition of exploratory prospects and proven properties. Our competitors include major integrated natural gas and oil companies, numerous independent natural gas and oil companies, individuals and drilling and income programs. We expect that many of our competitors are large, well-established companies that have substantially larger operating staffs and greater capital resources than we do and that, in many instances, have been engaged in the natural gas and oil business for a much longer time than we have. These companies may be able to pay more for exploratory prospects and productive natural gas and oil properties and may be able to define, evaluate, bid for and purchase more properties and prospects than our financial and human resources permit. In addition, these companies may be able to spend more on the existing and changing technologies that we believe are and will be increasingly important to the current and future success of natural gas and oil companies. Our ability to explore for natural gas and oil prospects and to acquire additional properties in the future will depend on our ability to conduct our operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

ACQUISITION PROSPECTS ARE DIFFICULT TO ASSESS AND MAY POSE ADDITIONAL RISKS TO OUR OPERATIONS.

Where appropriate, we may evaluate and pursue acquisition opportunities on terms our management considers favorable. In particular, we expect to pursue acquisitions that have the potential to economically increase our natural gas and oil reserves. The successful acquisition of natural gas and oil properties requires an assessment of:

•	Recoverable reserves;

•	Future natural gas and oil prices;

•	Operating costs;

•	Potential environmental and other liabilities; and

•	Permitting and other environmental authorizations required for our operations.

In connection with such an assessment, we would expect to perform a review of the subject properties that we believe to be generally consistent with industry practices. Nonetheless, the resulting conclusions are inexact and their accuracy inherently uncertain, and such an assessment may not reveal all existing or potential problems, nor will it necessarily permit a buyer to become sufficiently familiar with the properties to fully assess their merits and deficiencies. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. Future acquisitions could pose additional risks to our operations and financial results, including, without limitation,:

•	Problems integrating the purchased operations, personnel or technologies;

•	Unanticipated costs;

•	Diversion of resources and management attention from our exploration business;

•	Entry into regions or markets in which we have limited or no prior experience; and

•	Potential loss of key employees, particularly those of the acquired organization.

WE CANNOT CONTROL THE ACTIVITIES ON PROPERTIES WE DO NOT YET OPERATE, WHICH MAY AFFECT TIMING AND SUCCESS OF OUR FUTURE OPERATIONS.

In the future, other companies may from time to time operate some of the properties in which we have an interest. As a result, we would have a limited ability to exercise influence over operations for these properties or their associated costs. Our dependence on the operator and other working interest owners for any such projects and our limited ability to influence operations and associated costs could materially adversely affect the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of our drilling and development activities on properties operated by others therefore depend upon a number of factors that are outside of our control, including, without limitation,:

•	Timing and amount of capital expenditures;

•	The operator’s expertise and financial resources;

•	Approval of other participants in drilling wells; and

•	Selection of technology.

TECHONOLOGICAL CHANGE COULD AFFECT OUR OPERATIONS.

The natural gas and oil industry is characterized by rapid and significant technological advancements and introductions of new products and services utilizing new technologies. As others use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement such new technologies at substantial costs. In addition, other natural gas and oil companies have greater financial, technical and personnel resources that may allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. We may be unable to respond to such competitive pressures and implement such technologies on a timely basis or at an acceptable cost. One or more of the technologies that we currently use or may implement in the future may become obsolete.

RAPID GROWTH COULD RESULT IN A STRAIN ON OUR RESOURCES.

Because of our size, growth in our oil & gas division, if achieved, will likely place a significant strain on our financial, technical, operational and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of experienced managers, geoscientists and engineers, could have a material adverse effect on our oil & gas business, financial condition and results of operations and our ability to timely execute this aspect of our business plan.

OUR ABILITY TO SUCESSFULLY EXCECUTE THE OIL AND GAS PART OF OUR BUSINESS PLAN IS DEPENDENT ON OUR ABIILITY TO OBTAIN ADEQUATE FINANCING.

Our future oil & gas operations, which may include participation in 3-D seismic shoots, the drilling of exploration prospects and development projects and producing property acquisitions, will require substantial capital expenditures. We may require additional financing to fund our planned growth. Our ability to raise additional capital will depend on the results of our oil & gas operations and the status of various capital and industry markets at the time we seek such capital. Accordingly, we cannot be certain that additional financing will be available to us on acceptable terms, if at all. In the event additional capital resources are unavailable to us in the future, we may be required to curtail our exploration and development activities or be forced to sell some of our assets in an untimely fashion or on less than favorable terms.

NOT HEDING OUR PRODUCTION MAY RESULT IN LOSSES.

We currently do not expect to hedge our future natural gas and oil production. By not hedging our production, we may be more adversely affected by declines in natural gas and oil prices than our competitors who engage in hedging arrangements. Further, should we elect to hedge in the future, such hedges may result in us receiving lower than current prevailing market prices and place additional financial strains on us due to having to post margin calls on our hedges.

OUR COMMON SHARE PRICE HAS BEEN AND IS LIKELY TO CONTINUE TO BE VOLATILE.

The trading price of our common shares are subject to wide fluctuations in response to a variety of factors, including quarterly variations in operating results, announcements of drilling and rig activity, economic conditions in the natural gas and oil industry, general economic conditions or other events or factors that our beyond our control.

In addition, the stock market in general and the market for natural gas and oil exploration companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating results or asset values of such companies. These broad market and industry factors may seriously impact the market price and trading volume of our common shares regardless of our actual operating performance. In the past, following periods of volatility in the overall market and in the market price of a company’s securities, securities class action litigation has been instituted against the affected companies. If this type of litigation were instituted against us following a period of volatility in our common shares trading price, it could result in substantial costs and a diversion of our management’s attention and resources, which could have a materially adverse impact on our operations.

THE GLOBAL FINANCIAL AND CREDIT CRISIS MAY HAVE IMPACTS ON OUR LIQUIDITY AND FINANCIAL CONDITION THAT WE CURRENTLY CANNOT PREDICT.

The continued credit crisis and related turmoil in the global financial system may have a material impact on our liquidity and financial condition, and we may ultimately face major challenges if conditions in the financial markets do not improve. Our ability to access the capital markets or borrow money may be restricted or made more expensive at a time when we would like, or need, to raise capital, which could have an adverse impact on our flexibility to react to changing economic and business conditions and on our ability to fund our operations and capital expenditures in the future. The economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us, and on the liquidity of our operating partners, resulting in delays in operations or their failure to make required payments. Additionally, the current economic situation could lead to further reductions in the demand for natural gas and oil, or further reductions in the prices of natural gas and oil, or both, which could have a negative impact on our financial position, results of operations and cash flows. While the ultimate outcome and impact of the current financial crisis cannot be predicted, it may have a material adverse effect on our future liquidity, results of operations and financial condition.

NATURAL GAS AND OIL PRICES ARE HIGHLY VOLATILE AND HAVE DECLINED SIGNIFICANTLY SINCE MID-2008.

Since mid-2008, publicly quoted spot natural gas and oil prices have declined significantly from record levels in July 2008 of approximately $145.31 per Bbl (West Texas Intermediate) and $11.87 per Mcf (WAHA), to approximately $34.00 per Bbl and $3.40 per Mcf, respectively, as of April 30, 2009, but have risen recently to approximately $91.38 per Bbl and $4.49 per Mcf, respectively, as of December 31, 2010. In the past, some oil and gas companies have curtailed production to mitigate the impact of low natural gas and oil prices. We may determine to shut down a portion of any production as a result of the decrease in prices. The decrease in natural gas and oil prices will have a significant impact on our planned capital expenditures. Further declines in natural gas and oil prices or a prolonged period of low natural gas and oil prices may materially adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and/or results of operations.

Our proposed future operations, as well as the carrying value of our properties, are substantially dependent on prevailing prices of natural gas and oil. Historically, the markets for natural gas and oil prices have been volatile, as illustrated by the spot natural gas and oil prices in the preceding paragraph, and those markets are likely to continue to be volatile in the future. It is impossible to predict future natural gas and oil price movements with certainty. Prices for natural gas and oil are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors beyond our control. These factors include the level of consumer product demand, overall economic conditions, weather conditions, domestic and foreign governmental relations, regulations and taxes, the price and availability of alternative fuels, political conditions, the level and price of foreign imports of oil and liquefied natural gas; and the ability of the members of OPEC to agree upon and maintain production constraints and oil price controls.

RISKS RELATED TO OUR FINANCIAL ACTIVITIES

WE MAY NOT BE ABLE TO FINANCE THE GROWTH OF OUR BUSINESS, INCLUDING THE DEVELOPMENT AND CONSTRUCTION OF OUR WIND ENERGY PROJECTS, OIL & GAS PROJECTS AND THE GROWTH OF OUR ORGANIZATION.

We are in a capital intensive business and rely heavily on the debt and equity markets to finance the development and construction costs of our projects and other projected capital expenditures. In the future, completion of our projects will require significant capital expenditures and construction costs. Recovery of the capital investment in a wind energy project generally occurs over a long period of time. As a result, we will have to obtain funds from equity or debt financings, including tax equity transactions, or from government grants to develop and construct our proposed projects, to finance the acquisition of oil & gas and wind energy land leases, to identify and develop new projects, and to pay the general and administrative costs of operating our business. The significant disruption in credit and capital markets generally in 2008 and 2009 has made it difficult to obtain financing on acceptable terms or, in some cases, at all. If we are unable to raise additional funds when needed, we could delay development and construction of projects, reduce the scope of projects or abandon or sell some or all of our development projects, or default on our contractual commitments in the future, any of which would adversely affect our business, financial condition and results of operations.

WE ARE SUBJECT TO CREDIT AND PERFORMANCE RISK FROM THIRD PARTIES UNDER SERVICE AND SUPPLY CONTRACTS.

We expect to enter into contracts with vendors to supply equipment, materials and other goods and services for our oil & gas drilling operations and development, and construction and operation of wind farm projects as well as for other business operations. If vendors do not perform their obligations, we may have to enter into new contracts with other vendors at a higher cost or may have schedule disruptions.

OUR CERTIFICATE OF INCORPORATION, BYLAWS AND APPLICABLE DELAWARE LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE ANOTHER COMPANY FROM ACQUIRING US ORPREVENT ATTEMPTS BY OUR STOCKHOLDERS TO REPLACE OR REMOVE OUR CURRENT MANAGEMENT, AND COULD NEGATIVELY AFFECT OUR STOCK PRICE.
 Some provisions of our Certificate of Incorporation, bylaws and General Corporation Law may have the effect of delaying, discouraging or preventing a merger or acquisition that our stockholders may consider favorable, including transactions in which stockholders may receive a premium for their shares. In addition, these provisions may frustrate or prevent attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. For example, our Certificate of Incorporation and bylaws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt without further stockholder approval; and

•	prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of stock to elect some directors.

FACTORS OVER WHICH WE HAVE LITTLE OR NO CONTROL MAY CAUSE OUR OPERATING RESULTS TO VARY WIDELY FROM PERIOD TO PERIOD, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

Our operating results may fluctuate from period to period depending on several factors, including varying weather conditions; changes in regulated or market electricity prices; electricity demand (which follows broad seasonal demand patterns); changes in market prices for RECs; marking to market of our hedging arrangements; oil & gas market prices; drilling costs; and unanticipated development or construction delays. Thus, a period-to-period comparison of our operating results may not reflect long-term trends in our business and may not prove to be a relevant indicator of future earnings. These factors may harm our business, financial condition and results of operations and may cause our stock price to decline.

WE CURRENTLY DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK. AS A RESULT, YOUR ONLY OPPORTUNITY TO ACHIEVE A RETURN ON YOUR INVESTMENT IS IF THE PRICE OF OUR COMMON STOCK APPRECIATES.

We currently do not expect to declare or pay dividends on our common stock. In addition, in the future we may enter into agreements that prohibit or restrict our ability to declare or pay dividends on our common stock. As a result, your only opportunity to achieve a return on your investment will be if the market price of our common stock appreciates and you sell your shares at a profit.

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

We are in a capital intensive business and we do not have sufficient funds to finance the growth of our natural gas, oil and wind energy divisions of our business or the construction costs of our development projects or to support our projected capital expenditures. As a result, we will require additional funds from future equity or debt financings, including tax equity financing transactions or sales of preferred shares or convertible debt, to complete the development of new projects and pay the general and administrative costs of our business. We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our common stock. We are currently authorized to issue 999,000,000 shares of common stock and 1,000,000 shares of preferred stock with preferences and rights as determined by our board of directors. The potential issuance of such additional shares of common stock or preferred stock or convertible debt may create downward pressure on the trading price of our common stock. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for capital raising purposes or for other business purposes. The future issuance of a substantial number of common shares into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common shares could make it more difficult to raise funds through future offerings of our common shares or securities convertible into common shares.

RISKS RELATED TO COMMON STOCK

THERE IS A SIGNIFICANT RISK OF OUR COMMON SHAREHOLDERS BEING DILUTED AS A RESULT OF OUR OUTSTANDING CONVERTIBLE PREFERRED SHARES.

As of December 31, 2010, we have 28,374,530 shares of common stock issued and 27,037,030 outstanding and 500,000 shares of convertible preferred stock issued and outstanding.  Each share of convertible preferred stock converts to a share of common stock on a 1 for 1 basis.  The holders of our preferred shares are not required to convey any consideration to convert their preferred shares into common stock.  Therefore, if all our outstanding shares of convertible preferred stock were converted, we would have 500,000 additional shares of common stock issued and outstanding.   Further, we anticipate the need to raise additional capital which could also result in the issuance of additional shares of common stock and/or securities convertible into our common stock. Accordingly, a common shareholder has a significant risk of having its interest in our Company being significantly diluted.

VOTING CONTROL OF THE COMPANY IS HELD BY TWO INDIVIDUALS.

Our President and Chief Executive Officer Joseph D’Arrigo and our Chief Financial Officer Raj Nanvaan are each the beneficial owners of 250,000 shares of Series A preferred stock which have super-voting rights on the basis of 1000 for 1. Therefore, each of the two preferred shareholders have voting rights for 250,000,000 shares in addition to their common stock holdings, as further described in Item 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.  As such they control the outcome of any issue that requires a vote of the stockholders of the Company.

POTENTIAL FUTURE FINANCINGS MAY DILUTE THE HOLDINGS OF OUR CURRENT SHAREHOLDERS.

In order to provide capital for the operation of our business, in the future we may enter into financing arrangements. These arrangements may involve the issuance of new shares of common stock, preferred stock that is convertible into common stock, debt securities that are convertible into common stock or warrants for the purchase of common stock. Any of these items could result in a material increase in the number of shares of common stock outstanding, which would in turn result in a dilution of the ownership interests of existing common shareholders. In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing common stock.

THERE IS CURRENTLY A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK. FAILURE TO DEVELOP OR MAINTAIN A TRADING MARKET COULD NEGATIVELY AFFECT ITS VALUE AND MAKE IT DIFFICULT OR IMPOSSIBLE FOR YOU TO SELL YOUR SHARES.

There has been a limited public market for our common stock and an active public market for our common stock may never develop. Failure to develop or maintain an active trading market could make it difficult for you to sell your shares or recover any part of your investment in us. Even if a market for our common stock does develop, the market price of our common stock may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

“PENNY STOCK” RULES MAY MAKE BUYING OR SELLING OUR COMMON STOCK DIFFICULT.

If the market price for our common stock is below $5.00 per share, trading in our common stock will be subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules would require that any broker-dealer that would recommend our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations would require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

THERE IS CURRENTLY A GLOBAL LOCK ON OUR COMMON STOCK.  FAILURE TO HAVE THE GLOBAL LOCK REMOVED ON A TIMELY BASIS COULD NEGATIVELY AFFECT THE VALUE OF YOUR COMMON STOCK IN THE SECONDARY MARKET AND MAKE IT DIFFICULT TO SELL YOUR SHARES.

On May 27, 2010, the Depository Trust & Clearing Corporation (“DTC”) suspended trade and settlement services (known as a “Global Lock” or “Chill”) for our Company’s securities.. The compliance department at DTC has advised us that the Global Lock had been instituted due to their uncertainty about the shares of Halstead Energy Corporation held in street name under their nominee Cede & Co that were erroneously comingled with our Company’s shares in February 2005.  As a result, our shares of common stock are not eligible for delivery, transfer or withdrawal through the DTC system and will not be eligible until the Global Lock is removed by DTC.  Therefore, the ability to resell your shares will likely be more difficult and less convenient for purchasers of your shares.

IF OUR SHARES CANNOT BE TRADED ELECTRONICALLY, BROKERAGE FIRMS MAY BE UNWILLING TO TRADE THEM.

Since our shares cannot be electronically transferred between brokerage accounts until after the Global Lock is removed, it is likely, based on the realities of the marketplace as it exists today, that shares of our Company will not be traded.  Manual trading of our shares between accounts takes days and is not a realistic option because we rely on broker dealers for stock transactions. Electronic trading is essential if our common stock is going to trade with any volume. There are no assurances that the Global Lock will be lifted, and if lifted, how long it will take.

Item 1B.  Unresolved Staff Comments.

Not Applicable

Item 2.  Properties.

Oil & Gas Property Interests

Our properties consist primarily of interests in properties on which oil and gas wells are located, both non-producing and in progress, as well as undeveloped properties. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests and are listed below.

Beery 2-24 (also known as Beery #2) & Beery 22-24 – These wells are situated on 320 acres (N/2 of Sec.24-23N-49E) in McCone County, Montana. We established a new tank battery facility at the Beery 22-24 well site due to fire damage caused by a lightning strike of the old facility prior to our acquisition of the lease. Both wells were flow tested for production status. The Beery lease is in compliance with the Montana Oil & Gas Commission as of March 10, 2011.

Wright 5-35 –This well is located on 160 acres (SW NW of Sec.35-24N-46E) in McCone County, Montana. Due to the length of time out of production, all surface equipment was inspected and the well itself was serviced. Swab test results confirmed that oil production was commercially viable in November 2008. This lease is in compliance with the Montana Oil & Gas Commission as of March 10, 2011.

Sandvick 1-11 – This well is located on 160 acres (SW NW of Sec.11-31N-44E) in McCone County, Montana. Inspection of the lease revealed that a heater treater and two storage tanks were missing for operational status. A leak around the wellhead was repaired and well testing was performed. This lease is in compliance with the Montana Oil & Gas Commission as of March 10, 2011.

Cox 7-1 – This well is located on 80 acres (NE NE/4 of Sec.7-29N-50E) in Roosevelt County, Montana. An initial inspection of the lease revealed that the tank battery and heater treater needed to be redesigned. A water tank was moved to the storage tank area. The well was serviced and swab tested over a two-day period. This lease is in compliance with the Montana Oil & Gas Commission as of March 10, 2011.

Lustre 7A – This well is located on 160 acres (C SW SW of Sec.33-31N-44N) in Valley County, Montana. An inspection of the production facility revealed numerous problems to be addressed. We installed a propane supply line to the heater treater, replaced the water dump valve and pressure gauges, and serviced the well itself. We recovered 400 barrels of oil during swab testing of the well.  This lease is in compliance with the Montana Oil & Gas Commission as of March 10, 2011.

Kircher Unit Lease – 840 Acres in Palmer, Alaska (Mat-Su Valley) - In June 2008, the Company contracted AMAQ Excavating out of Palmer, Alaska to construct the drilling pad and access road leading to the drill site for the Kircher Unit Pilot Well. The construction was completed in July 2008. The well site is ready for drilling operations.

Facilities

Corporate Office - We maintain our current principal office at 108-18 Queens Blvd., Suite 901, Forest Hills, NY 11375. Our current space consists of approximately 1600 square feet of office space that is leased by the Company. The monthly rental payment is $4,766.70.

Alaska Field Office – We maintain a field office at the Wells Fargo Building, 705 S. Bailey Street, Palmer, Alaska 99645. The space consists of approximately 275 square feet of office space that is leased by the Company. The monthly rent is $390.00.

Montana Field Office – We maintain a field office on the Fort Peck Indian Reservation in Montana. The address of that office is 500 Blaine Street, Suite 4, Wolf Point, Montana 59201. There is currently no phone at this office. The space consists of approximately 500 square feet of office space that is leased by the Company. The monthly rent is $425.00.

Item 3.  Legal Proceedings.

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

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

While there is no established public trading market for our common stock, our common stock is quoted on the OTCQB market under the symbol NAGP. The following table sets forth the high and low bid prices for our common stock reported by the OTC marketplace for the periods indicated below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Price Range Per Share
Year Ending December 31, 2011	High ($)	Low ($)
First Quarter	0.64	0.13
Year Ending December 31, 2010
First Quarter	3.00	1.00
Second Quarter	1.65	0.20
Third Quarter	0.24	0.13
Fourth Quarter	0.20	0.13

Year Ending December 31, 2009
First Quarter	1.40	1.40
Second Quarter	1.40	0.80
Third Quarter	0.80	0.80
Fourth Quarter	1.00	0.80

On October 23, 2009, the Company was merged into Flight Management International Inc. (“FMGM”) via a share exchange on the basis of .0001 share of FMGM for 1 share of the Company (i.e., a 1 for 10,000 ratio).  Prior to the merger, the previous management of FMGM initiated a 1 for 10 reverse split, which went effective on November 5, 2009. All of the high and low bid prices for our stock prior to the split on October 23, 2009 have been adjusted above on a post-split basis such that the pre-split prices take into account the 1 for 10 reverse split.

From February 2005 to March 2008, Native American Energy Group traded on the Pink Sheets Electronic OTC Market. On March 13, 2008, the Company’s class of securities, along with the securities of 25 other companies, were suspended from trading by the SEC for ten (10) days and subsequently down listed to the Grey Market. The company’s former security that traded under the symbol NVMG was suspended due to inaccuracies and inadequacies regarding its public status. Management had retained a Houston attorney to assist in identifying a public shell company for merger and listing onto the Pink Sheets. Unbeknownst to management, the attorney engaged in certain actions related to the Company’s name change and public listing which were unauthorized by management of the Company, resulting in NVMG security’s suspension and down listing to the Grey Market. See the section titled “History” on page 1 for additional information.

On May 27, 2010, the Depository Trust & Clearing Corporation (“DTC”) suspended trade and settlement services (known as a “Global Lock” or “Chill”) for our Company’s security, resulting in our NAGP security being ineligible for delivery, transfer or withdrawal through the DTC system until the Global Lock is removed by DTC. The compliance department at DTC informed us that the Global Lock or Chill had been instituted due to their uncertainty about the shares of Halstead Energy Corporation held in street name under their nominee Cede & Co that were erroneously comingled with our Company’s shares in February 2005. See the section titled “History” on page 1 for additional information. Although management is diligently working on having this Global Lock removed, there can be no assurance that we will be successful. Investors are cautioned that our shares are ineligible for delivery, transfer or withdrawal through the DTC system in secondary trading until the Global Lock is removed by DTC.

As of December 31, 2010, we have 28,374,530 shares of common stock issued and 27,037,030 outstanding.  All of these shares were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and therefore are treated as “restricted securities.”

Holders

As of April 15, 2011, we had 652 registered shareholders of common stock per our transfer agent’s shareholder list.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying any dividends in the foreseeable future. It is the present intention of our management to utilize all available funds for the growth of our business.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Recent Sales of Unregistered Securities

The following contains information regarding our sales of unregistered securities during the past three fiscal years.  All of the securities sold during these periods were sales of our shares of common stock to accredited investors and were deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering these securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, and, unless otherwise stated below, the shares were restricted in accordance with the requirements of the Securities Act.

In various private placement transactions from November 2009 through November 2010, the Company issued a total of 2,728,900 shares of restricted common stock at purchase prices ranging from $0.08 to $0.50 for an aggregate purchase price of $397,700 to approximately 35 investors. All of the purchasers/subscribers were “accredited investors” as defined under Rule 501(a) promulgated under the Securities Act.

Merger Agreement

In connection with the merger with Flight Management International Inc., each of Joseph G. D’Arrigo and Raj S. Nanvaan received in October 2009 (i) 5,000,000 shares of common stock and (ii) 250,000 shares of convertible preferred stock as an inducement for joining the management of the Company. .Such preferred shares convert to common stock on a one to one basis. At the time of the issuance of preferred stock, shares of common stock were valued at $.80 so the conversion price for the preferred stock is $0.80 per share.

Purchase of Equipment/Vehicle

In December 2009, the Company purchased a customized pickup/maintenance truck for transport of wind turbines from a car dealership in exchange for the issuance of 20,000 shares of our common stock, which were valued as $6,000 in the aggregate.

Finance Charges / Loan Fees

In December 2009, the Company issued 25,000 shares in lieu of an agreed upon loan extension/finance charge of $25,000 for a loan obligation in default since 2008.

In March 2010, 18,000 shares were issued in connection with a loan agreement entered into by the Company in which the Company borrowed a principal amount of $120,000.

Share Based Compensation

In June 2010, the Company issued 100,000 shares of common stock in exchange for consulting and advisory services valued at $20,000.

In June 2010, the Company issued 1,000,000 shares valued at $350,000 as per a consulting agreement.

Technology License & Distribution Agreement – Windaus Energy Inc.

In March 2010, the Company issued 2,000,000 shares of our common stock to Windaus Energy, Inc. valued at an aggregate of $2,000,000 pursuant to the Amended Wind Technology Rights Agreement that was amended to include the entire United States as the territory covered by such agreement.

Debt Conversion Agreements

From January 2010 through June 2010, in order to lessen our debt burden, Company management converted various outstanding debts, including loans, equipment leases and account payables totaling $1,524,756 in the aggregate. Such debts were incurred as far back as December 2005. Pursuant to the various debt conversion agreements and, with respect to the equipment lease, the pay-off letter, we converted various promissory notes and accrued interest, the equipment lease and an account payable totaling $1,524,756.31 into our common stock at various conversion prices ranging from $0.07 to $0.80 per share. An aggregate of 10,040,702 shares of our common stock were issued in exchange for full release from such debt obligations.

In connection with a confidential conditional settlement agreement entered into by the Company and 26 Plaintiffs in the legal proceeding described in “Item 3 - Legal Proceedings” of this annual report, the Company issued 1,337,500 shares of common stock that are currently being held in an escrow account pending satisfaction of certain conditions stipulated in such agreement. See “Item 3 - Legal Proceedings” for additional information.

Item 6.  Selected Financial Data.

Not Applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Forward-Looking and Cautionary Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements using terminology such as “can,” “may,” “believe,” “will,” “expect,” “plan,” “anticipate,” “estimate,” “potential” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Such statements reflect the current view of the registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to the registrant’s industry, the registrant’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. You should not place undue reliance on any forward-looking statement.

We believe it is important to communicate our expectations. However, forward looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in this report. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law. Readers should carefully review all disclosures filed by the Company from time to time with the SEC.

Overview

Native American Energy Group, Inc. is a development-stage energy resource development and management company, with three principal projects: development of oil & gas interests in the Williston Basin; development of coal-bed methane natural gas (“CBM”) in the Cook Inlet Basin in Alaska; and implementation of vertical-axis wind turbine power generation technology for the production of clean, cost-efficient green energy throughout the USA, including Alaska and all U.S. Indian reservations.

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

Results of Operations for the Twelve Months Ended December 31, 2010 and 2009

Revenues

We have operated as a development stage company for the twelve months ended December 31, 2010 and 2009 and have generated no revenues.

Operating Expenses

Selling, General and Administrative

Selling, general and administrative expenses decreased from $8,735,741 for the twelve months ended December 31, 2009 to $1,232,186 for the twelve months ended December 31, 2010. The decrease of $7,503,555 or 85.9%, is primarily attributable to a decrease in equity based compensation to consultants of $7,763,485 and increased operating costs of $259,930 as we ramped up our business from 2009 to 2010.

Impairment of undeveloped properties

Impairment of undeveloped properties in the current fiscal year decreased from $172,594 for the twelve months ended December 31, 2009 to $81,683 for the twelve months ended December 31, 2010. This decrease of $90,911 is attributed to less investment in our undeveloped properties.

Impairment of acquired licenses

Impairment of acquired licenses in the current fiscal year increased from nil for the twelve months ended December 31, 2009 to $2,500,000 for the twelve months ended December 31, 2010. This increase of $2,500,000 is attributed to the non-cash impairment of the licensing agreement to reduce the carrying value to its fair value at December 31, 2010.

Loss on repossession of fixed assets

Loss on repossession of fixed assets in the current fiscal year increased from nil for the twelve months ended December 31, 2009 to $56,622 for the twelve months ended December 31, 2010. This increase is attributed to the return of certain vehicles owned, but financed by the Company due to the inability to make timely payments or negotiate a settlement with such financial institutions.

Depreciation and Amortization

In the twelve months ended December 31, 2010, depreciation and amortization increased by $99,153 from $29,402 for the twelve months ended December 31, 2009 to $128,555 for the twelve months ended December 31, 2010.  The increase is attributable to the added amortization in the current year of our recently acquired licensing.

Total Operating Expenses

Total operating expenses decreased to $3,999,046 for the twelve months ended December 31, 2010 from $8,937,737 for the twelve months ended December 31, 2009. The decrease of $4,938,691 is primarily attributable to the following factors: (i) a decrease of $7,763,485 in equity based compensation to consultants for the twelve months ended December 31, 2010;  (ii) an increase in guarantee fees being written off in the amount of $169,271 for the twelve months ended December 31, 2010 as compared to nil for the twelve months ended December 31, 2009; (iii) an increase in legal fees in the amount of $126,631 for the twelve months ended December 31, 2010 as compared to nil for the twelve months ended December 31, 2009 as a result of management retaining legal representation for the legal proceeding described in “Legal Proceedings”; (iv) net decrease in various other selling, general and administrative expenses (including telephone, office expenses, meeting expenses, accounting fees, auditors fees and similar related expenses related to the preparation of our Form 10 Registration Statement) totaling approximately $35,972 for the twelve months ended December 31, 2010 as compared to the twelve months ended December 31, 2009; (v) and an increase in impairment of acquired licenses in the amount of $2,500,000; (vi) a decrease in the impairment of undeveloped properties in the amount of $90,911  for the twelve months ended December 31, 2010 as compared to the twelve months ended December 31, 2001; (vii) an increase due to loss on repossession of fixed assets in the amount of $56,622; and (viii) and an increase in depreciation and amortization in the amount of $99,153 attributable to the additional amortization of our recently acquired licensing.

Other Income

Other income for the twelve months ended December 31, 2010 increased from nil for the twelve months ended December 31, 2009 to $64,274 for the twelve months ended December 31, 2010.  The revenue was a non recurring event in our current year as a result of cancellation of debt in the amount of $43,100 and revenue from the sale of oil from two test wells on our sites in the amount of $21,174.

Interest Expenses, net

Interest expense, net for the twelve months ended December 31, 2010 decreased by $140,231 to $69,374 from $209,605 for the twelve months ended December 31, 2010. The decrease in interest expense was due to lower debt due to debt to equity conversions during the year 2010.

Net (Loss)

Net loss for the twelve months ended December 31, 2010 decreased to $4,003,071 from a net loss of $9,144,034 for the twelve months ended December 31, 2009. The decrease of $4,938,691 is primarily attributable to the following factors: (i) a decrease of $7,763,485 in equity based compensation to consultants for the twelve months ended December 31, 2010;  (ii) an increase in guarantee fees being written off in the amount of $169,271 for the twelve months ended December 31, 2010 as compared to nil for the twelve months ended December 31, 2009; (iii) an increase in legal fees in the amount of $126,631 for the twelve months ended December 31, 2010 as compared to nil for the twelve months ended December 31, 2009 as a result of management retaining legal representation for the legal proceeding described in “Legal Proceedings”; (iv) net decrease in various other selling, general and administrative expenses (including telephone, office expenses, meeting expenses, accounting fees, auditors fees and similar related expenses related to the preparation of our Form 10 Registration Statement) totaling approximately $35,972 for the twelve months ended December 31, 2010 as compared to the twelve months ended December 31, 2009; (v) and an increase in impairment of acquired licenses in the amount of $2,500,000; (vi) a decrease in the impairment of undeveloped properties in the amount of $90,911 for the twelve months ended December 31, 2010 as compared to the twelve months ended December 31, 2001 ; (vii) an increase due to loss on repossession of fixed assets in the amount of $56,622; and (viii) and an increase in depreciation and amortization in the amount of $99,153 attributable to the additional amortization of our recently acquired licensing.

Pay-off and Obtaining Complete Title to our Workover/Drilling Rig

In March 2010, we were able to convert our outstanding capital lease obligation with the finance company into 550,000 shares of our common stock and obtain full title to our workover/drilling rig. As part of this settlement, the lien placed on our CFO Raj Nanvaan’s home was lifted by the finance company, and the rig is free of any liens or encumbrances.

Liquidity, Capital Resources and Going Concern

We did not generate any revenues in the year ended December 31, 2010.  The sale of oil from its well testing in We have continued to incur expenses and have limited sources of liquidity.   We have limited financial resources available, which has had an adverse impact on our liquidity, activities and operations. These limitations have also adversely affected our ability to obtain certain projects and pursue additional business. We may have to borrow money from stockholders or issue debt or equity securities in order to fund expenditure for exploration and development and general administration or enter into a strategic arrangement with a third party. There can be no assurance that additional funds will be available to us on favorable terms or at all.

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

As of December 31, 2010 we had a working capital deficit of $2,049,610.  For the twelve months ended December 31, 2010, we generated a net cash flow deficit from operating activities of $499,560, consisting primarily of year to date loss of $4,003,071.  Non cash adjustments included $128,555 in depreciation and amortization charges, $2,500,000 in impairment losses, $56,622 in losses on repossession of fixed assets, and $481,077 for equity based compensation.  Additionally, we had a net decrease in assets of $194,066 and a net decrease in current liabilities of $464,814.  Cash provided by financing activities for the twelve months ended December 31, 2010 totaled $499,473, consisting of proceeds from the sale of our common stock and proceeds from loans payable, net with repayments on notes payable.

We expect that exploitation of potential revenue sources will be financed primarily through the private placement of securities, including issuance of notes payable and other debt or a combination thereof, depending upon the transaction size, market conditions and other factors.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next three months in order to meet our current and projected cash flow deficits from operations and development. Our registered independent certified public accountants have stated in their report dated April 15, 2011, that we have incurred operating losses in the last year, and that we are dependent upon management’s ability to develop profitable operations and raise additional capital. These factors, among others, may raise substantial doubt about our ability to continue as a going concern.

 We also are unable to determine whether we will generate sufficient cash flow from our future oil and gas operations to fund our future operations. Although we would expect cash flow from future operations to rise as our as we are able to improve our operations, post funding, and the number of projects we successfully develop grows, we will continue to focus, in the near term, on raising additional capital, probably through the private placement of equity securities, to assure we have the necessary liquidity for 2011.

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

Impact of Default

As we disclosed in our financial statements, our notes, loan payables and operating lease obligations are currently in default.

Notes and loans payable are being resolved through debt-to-equity conversion agreements. We plan to resolve our operating lease obligations by the future commencement of production, or by additional equity financing or debt financing.

Default on lease obligations could result in the impairment of our ability to conduct executive functions, which would be the case if we lost the New York executive office space.  The loss any of our oil and gas leases will likely result in the curtailment of potential oil and gas production revenues to the Company. There are no other known alternative sources of funding to pay off or replace these obligations.

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we incurred a net operating loss in the years ended December 31, 2010, 2009, and 2008, and have no revenues at this time. These factors create an uncertainty about our ability to continue as a going concern. We are currently trying to raise capital through a private offering of our stock. Our ability to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Material Commitments

In addition to the 2 million shares that we have already issued to Windaus Energy, Inc., we have a cash commitment in the amount of $500,000 for the exclusive manufacturing, marketing, sales, sublicensing and distribution rights for Windaus’ proprietary vertical axis wind turbine energy systems that was granted to us.  This license was granted pursuant to an amendment executed in March 2010 to the Technology License & Distribution Agreement, dated February 17, 2007, between Windaus and our Company.. This exclusive license agreement covers the entire United States, including Alaska and all Indian lands in the United States, and it applies to all wind turbine products and systems developed by Windaus. The total acreage covered under the license agreement is approximately 2.3 billion acres.  Despite the outstanding $500,000, we have already been granted full and complete use of such license.

The terms and form of payment have yet to be agreed and memorialized in a definitive agreement.  Our Company and Windaus have only an oral understanding regarding the payment of the $500.000 cash commitment, which is contemplated to involve partial payment if and when the Company receives funding and possible partial payment(s) if and when the Company has generated sufficient cash flow from net income.  The total payment is contemplated to be paid in full by March 31, 2012. Since March 2010, the Company has made payments totaling $30,500, and the outstanding balance due under this commitment as of December 31, 2010 is $469,500.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, or result in changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, interest rates, and commodity prices.  Our major market risk exposure is in the pricing applicable to our oil production.  Realizing pricing is primarily driven by the prevailing domestic price for crude oil. Historically, prices received for oil sales have been volatile and unpredictable. We expect pricing volatility to continue.  According to the U.S. Department of Energy’s Energy Information Administration (EIA), West Texas Intermediate (“WTI”) crude oil prices ranged from a low of $74.49 per barrel to a high of $91.51 per barrel for the nine months ended December 31, 2010.  A significant decline in the prices of oil could have a material adverse effect on our financial condition and results of operations.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-21 which appear at the end of this Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the fourth fiscal quarter of December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Offices and Corporate Governance.

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of December 31, 2010.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position
Joseph G. D’Arrigo	49	President, Chief Executive Officer and Chairman

Raj S. Nanvaan	33	Chief Financial Officer, Chief Operations Officer, Vice President, Treasurer and Director

Richard Ross	59	Corporate Secretary, Chief Communications Officer and Director

Doyle A. Johnson	56	Chief Geologist and Petroleum Engineer

Following is a brief summary of the background and experience of each director and executive officer of our Company:

Joseph G. D’Arrigo.   Mr. D’Arrigo has served as our President, Chief Executive Officer and Chairman since our formation on January 25, 2005. Since the Company’s inception in 2005, he has been responsible for guiding the Company throughout all aspects of its early stage development, including capital formation, project assessments, lease acquisitions and tribal employment policy.  In addition to his services as our officer and director, Mr. D’Arrigo has served as President, Chief Executive Officer and sole director of our subsidiary, NAEG Alaska Corporation (formerly Fowler Oil and Gas Corporation) since May 18, 2009. Concurrently, Mr. D’Arrigo serves as President and director of NAEG Founders Holding Corporation since its formation on April 21, 2005. Prior to co-founding the Company, he was an independent contractor working as a liaison between energy companies Rockwell Petroleum and ORE, Inc. and several Native American tribes in the U.S., where he gained extensive experience in energy development on tribal lands, including non-native lands. In addition, from 1996 to 2000, he was CEO and director of Hand Rolle Inc., a company in the casino gaming industry, during which he was introduced to several influential Native American leaders throughout the United States that led to his insight into Native American opportunities.  Through such engagements, Mr. D’Arrigo gained significant contacts on tribal, state and federal levels. He is responsible for developing and implementing the Company’s business plan, tribal energy development agenda, tribal land leasing programs and tribal relation programs such as the Company’s “Tribal Empowerment Program” implemented in 2007. Mr. D’Arrigo’s experience, responsibilities and attributes qualify him to serve as a Director of the Company.

Mr. D’Arrigo has more than 20 years of banking and leadership experience. He assisted with the merger of Empire Savings Bank, Franklin Savings Bank and American Savings Bank and coordinated the integration of all three banking systems. As Assistant Vice President for American Savings Bank, he oversaw all back office operations. In addition, he managed the commercial division of Judicate Inc., a supplier of alternative dispute resolution services, which became Judicate’s most profitable endeavor. Mr. D’Arrigo has held the following securities licenses: Series 7 (General Securities Registered Representative) and Series 63.

Raj S. Nanvaan.   Mr. Nanvaan has served as the Company's Chief Financial Officer, Vice President, Treasurer and Director since our formation on January 25, 2005. He resigned from his position as the Company’s Corporate Secretary on July 15, 2009 and was appointed Chief of Operations on that date. Concurrent with his services as our officer and director, Mr. Nanvaan has served as Secretary, Treasurer and director of NAEG Founders Holding Corporation since its formation on April 21, 2005. He resigned as Secretary of NAEG Founders Holding Corporation on September 23, 2010.  Mr. Raj Nanvaan oversees the day to day financial operations, which include financial planning, accounting, budget and audit activities and oversight over internal controls, financial reporting and compliance with state and federal laws. He also oversees field operations, which include leasing, scheduling, permitting, geological, engineering and field services. As with Mr. D’Arrigo, prior to co-founding the Company, Raj Nanvaan was an independent contractor working as a liaison between the energy companies, Rockwell Petroleum and ORE, Inc. and several Native American tribes in the U.S. where he gained extensive experience in energy development on tribal lands, including non-native lands. Through such engagements, he also gained significant contacts on tribal, state and federal levels. Mr. Nanvaan is responsible for developing and implementing the Company’s business plan, capital structure, and the seeking and selection of potential technology & field service companies that are vital to the Company’s development plan. The establishment of the Company’s wind energy initiative and relationship with Windaus Energy is attributed to Mr. Nanvaan.

Mr. Nanvaan’s career began in 1997 as a Registered General Securities Representative and he later managed an office of Supervisory Jurisdiction of a NASD/SIPC registered broker-dealer. As a General Securities Principal, he supervised Investment Advisors in proper portfolio management. Mr. Nanvaan has worked for several NASD/NYSE brokerage firms, such as Josephthal Lyon & Ross & Prime Charter Ltd.  Mr. Nanvaan has held the following securities licenses: Series 7 (General Securities Registered Representative), Series 24 (General Securities Principal) and Series 63.

Richard Ross.   Mr. Ross has served as the Company's Chief Communications Officer in charge of Investor Relations and as Assistant Corporate Secretary since February 15, 2005. He was promoted to Corporate Secretary on July 15, 2009 when Raj Nanvaan resigned as Corporate Secretary, and has served on the Company's Board of Directors since December 21, 2009. In addition to his services as our officer and director, he has served as a member of the board of directors of NAEG Founders Holding Corporation since September 23, 2010. Prior to joining NAEG, Mr. Ross was a director of New Energy Co, LLC, a coal bed methane development company with 65,000 mineral acres in the Powder River Basin in Northern Wyoming. He was a core member of its capital management and communications operations. In addition to this experience in the energy industry, Mr. Ross has experience with development stage companies.  From November 2001 to April 2002, Mr. Ross served as the President and Director of Ramoil Management, Ltd., an OTC Pink Sheets company, where he gained corporate management experience. From 1998 to 2000, Mr. Ross hosted a financial talk show in New York on WEVD radio called “Stock Talk,” where he assisted small to medium-sized public companies gain exposure to the investing public. Mr. Ross attended Northeastern University and Nassau College and has a degree in Liberal Arts and Sciences. Mr. Ross’ experience and business resources will be beneficial to the Company as it seeks to expand market awareness and its shareholder base.

Doyle A. Johnson.   Mr. Johnson has provided consulting services to the Company since February 2005, and was appointed Chief Geologist & Petroleum Engineer on July 30, 2010. He is a third-generation oil and gas professional with over 35 years of oilfield exploration, production and engineering experience.

His experience in the oil and gas industry started at the age of ten while working for his father who owned and operated a successful logging and perforating company.  Mr. Johnson began his career in 1968 working on the first polymer water flood project in the United States as an Associate Engineer for Cities Service in the El Dorado Kansas oilfield. He worked alongside Cities Service engineers and his duties included monitoring and servicing the water flood operations equipment, modification of water flood injection patterns and all phases of exploration. From 1980 to 1989, as head Geologist and Engineer for Occidental Petroleum’s Venezuela operations, Mr. Johnson managed the oil exploration, development and production for nine years. From 1990 to 1993, he managed a 50-well program for Mobil Oil in the Hennessey Oil field in Oklahoma.

From 1993 to 2000, Mr. Johnson was contracted by Quest to manage the drilling and completion of 105 coal bed methane gas wells in Northeastern Oklahoma and Southeastern Kansas. The project consisted of 30 vertical and 75 lateral wells. He received recognition for determining that production was being shut-off due to cave-ins caused by the softness of the coal. He solved the problem by implementing slotted casing and chemical surfactants in the drilling fluid, which eliminated the need for fracturing. The elimination of the fracture service resulting from almost total recovery of drilling fluids reduced the overall budget dramatically.

Mr. Johnson has worked on over 5000 oil & gas wells and has a good safety record. He has successfully managed operations in the most sensitive of natural areas and has established a good reputation in the industry.  Mr. Johnson graduated from Kansas University in 1979 with Bachelor of Science degrees in Geology and Petroleum Engineering.

Family Relationships.

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, any criminal proceedings or any judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person during the past ten years except as follows:

Raj S. Nanvaan. From February 1, 1998 to June 1, 1998, Raj S. Nanvaan, at the age of 20, was employed as a General Securities Representative by Renaissance Capital Management, Inc., a brokerage firm, the principal owners / officers of which were later criminally prosecuted for selling unregistered securities.  While employed by such brokerage firm for such 5 month period, Mr. Nanvaan received compensation for normal brokerage commissions by the principals from an account that was used from October 1997 to March 1999.  Mr. Nanvaan subsequently decided to leave the firm to become a Securities Compliance Manager by taking the Series 24 exam and established his own securities brokerage firm. Nearly two years later, in March 2000, Mr. Nanvaan was notified by the Securities and Exchange Commission (“SEC”) of a civil lawsuit whereby the SEC was seeking an injunctive action against several registered representatives who worked at Renaissance during the period from October 1997 to March 1999 for inducing investors to invest in a soon to be defunct corporation, making false representations regarding such corporation’s IPO and negligently or recklessly distributing materials containing misstatements and omissions. Mr. Nanvaan’s five month employment with Renaissance fell within such period.

Subsequently, the SEC charged the five individuals named in the complaint, which included Mr. Nanvaan, for violations of Sections 5 and 17(a) of the Securities Act of 1933, as amended (the “Securities Act”) and Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On March 29, 2003, the district court in an administrative proceeding granted the SEC’s application to permanently enjoin each of the remaining securities representatives, including Mr. Nanvaan, from future violations of Sections 5(a), 5(c), and 17(a) of the Securities Act and Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder.  On October 31, 2003, Mr. Nanvaan was ordered to return $10,000 plus $4,273.26 in pre-judgment interest and pay a civil penalty of $10,000. In June 2005, the SEC and Mr. Nanvaan agreed to a settlement whereby Mr. Nanvaan neither admitted nor denied the findings of the Commission. As part of the settlement, the SEC imposed remedial sanctions pursuant to Section 15(b)(6) of the Exchange Act, barring Mr. Nanvaan from having any association with any broker or dealer. None of the above sanctions prohibit Mr. Nanvaan from being employed as an officer or director of a public or private company.

Since the year 2000, Mr. Nanvaan has not been associated with a broker or dealer or been involved in the securities industry. Since 2001, he has been actively involved in the energy industry. Since 2005, he has been employed by Native American Energy Group, Inc. He has at all times been in full compliance with the above administrative order.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers, and persons who own more than ten percent (10%) of the Company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the Company and on written representations from certain reporting persons, the Company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2010 were filed timely, with the exception that the Company believes that initial filings by the directors, officers and currently listed beneficial holders, a Form 3/A of our President and CEO (to indicate that he is also a director and beneficial owner of 10% or more of the Company’s equity), and the Forms 5 of such individuals, were not filed timely.

Code of Ethics

Because of the small number of existing directors and officers, which total four individuals, the Company has not adopted a Code of Ethics.

Board of Directors

Our board currently consists of three directors. There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

Audit Committee Financial Expert

The Board of Directors has not established any committees and acts as the Audit Committee for the Company. The Company has no qualified financial expert at this time because it has not been able to identify a qualified candidate. The Company intends to continue to search for a qualified individual for hire.

Item 11.  Executive Compensation.

Summary Compensation Table

Compensation of Officers

The following is a table detailing compensation made to the Company’s executive officers, including annual cash salaries paid to officers of the Company’s subsidiaries, for the last two fiscal years ending December 31.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Joseph G. D’Arrigo President & CEO	2009	-	-	4,200,000 (2)	-	-	-	3,100 (1)	4,203,100
	2010	-	-	-	-	-	-	-	0

Raj S. Nanvaan Chief Financial & Operations Officer	2009	-	-	4,200,000 (3)	-	-	-	-	4,200,000
	2010	-	-	-	-	-	-	-	0

Robert Fowler President, CEO & Director of NAEG Alaska Corp.	2009	28,235 (4)	-	-	-	-	-	-	28,235

Richard Ross CCO & Corporate Secretary	2009	-	-	-	-	-	-	-	0
	2010	-	-	-	-	-	-	-	0

Doyle A. Johnson Chief Geologist & Petroleum Engineer	2009	-	-	-	-	-	-	-	0
	2010	-	-	-	-	-	-	-	0

(1)  In connection with the execution of a capital lease obligation in March of 2006 regarding the Company’s Workover/Drilling Rig, Mr. D’Arrigo provided real estate collateral pledges and personal guarantees to the financial institution in exchange for a fee of $75,000, of which $3,100 was paid in the fiscal year ending 2009.

(2) In connection with the merger of Native American Energy Group, Inc. with and into Flight Management International Inc., Mr. D’Arrigo was issued (i) 5,000,000 shares of common stock of the surviving entity and (ii) 250,000 shares of preferred stock of the surviving entity as an inducement for joining the management of the Company. Together with Mr. Nanvaan’s shares of preferred stock, Mr. D’Arrigo’s shares of preferred stock represented 50% of the shares of preferred stock authorized. These preferred shares have super voting rights of 1000 shares of voting common per 1 share of preferred, giving voting control of the Company to Messrs. D’Arrigo and Nanvaan.  At the time of such issuance, the common shares were valued at $.80 based on the price per share of the common stock of Flight Management on October 23, 2009, the date of execution of the Plan of Merger and Merger Agreement between the Company and Flight International, which was $.08, multiplied by 10 to take into account the 1 for 10 split.

(3)  In connection with the merger of Native American Energy Group, Inc. with and into Flight Management International Inc., Mr. Nanvaan was issued (i) 5,000,000 shares of common stock of the surviving entity and (ii) 250,000 shares of preferred stock of the surviving entity as an inducement for joining the management of the Company. Together with Mr. D’Arrigo’s shares of preferred stock, Mr. Nanvaan’s shares of preferred stock represented 50% of the shares of preferred stock authorized. These preferred shares have super voting rights of 1000 shares of voting common per 1 share of preferred, giving voting control of the Company to Messrs. D’Arrigo and Nanvaan.  At the time of such issuance, the common shares were valued at $.80 based on the price per share of the common stock of Flight Management on October 23, 2009, the date of execution of the Plan of Merger and Merger Agreement between the Company and Flight International, which was $.08, multiplied by 10 to take into account the 1 for 10 split.

(4)  Mr. Fowler was elected as the President, CEO and Director of NAEG Alaska Corporation (formerly Fowler Oil & Gas Corp.) immediately upon acquiring NAEG Alaska Corp. on January 1, 2008 whereby it became a wholly owned subsidiary of the Company. He was only paid a salary as an officer of NAEG Alaska Corporation in fiscal years 2008 and 2009. He received only a pro rata portion of his salary for fiscal year 2009 because he was removed as officer and director of NAEG Alaska Corporation in May 2009 and Joseph D’Arrigo was elected as sole Director and appointed President of NAEG Alaska Corporation.

As of December 31, 2010, the Company do not have any retirement, pension, profit-sharing, stock options or insurance programs for the benefit of our employees.

Members of the Company’s Board of Directors do not receive compensation.

As of December 31, 2010, the Company has not granted any stock options.

Employment Contracts

Currently, the Company does not have employment agreements with any of its employees.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 15, 2011, the number of shares of (i) common stock and (ii) Series A Convertible Preferred Stock (the “Preferred Stock”) owned of record and beneficially by our current executive officers, directors and persons who hold 5% or more of the outstanding shares of common stock and Preferred Stock, respectively, of the Company, and all of our current directors and executive officers as a group. Amounts reported under “Number of Shares of Common Stock Beneficially Owned as of April 15, 2011” includes the number of shares that could be acquired through the conversion of Preferred Stock within sixty (60) days of this date. Except as otherwise indicated and subject to applicable community property laws, each owner has sole voting and investment power with respect to the securities listed.  Further, unless otherwise indicated, each director’s, officer’s and beneficial owner’s  address is c/o Native American Energy Group, Inc., 108-18 Queens Blvd., Suite 901, Forest Hills, 11375.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned (par value $.001)	Percentage of Common Stock (1)	Preferred Stock Beneficially Owned	Percentage of Series A Preferred Stock (par value $.0001) (2)
Joseph G. D’Arrigo	5,295,751 (5)	19.15%	250,000 (7)	50%

Raj S. Nanvaan	5,295,751 (6)	19.15%	250,000 (7)	50%

Richard Ross	----	----	----	----

Doyle A. Johnson	----	----	----	----

All Officers and Directors as a Group (4)	10,591,502	38.3%	500,000	100%

Windaus Energy, Inc. 205 Oakhill Drive Brantford Ontario N3T 5L7 (3)	2,002,000 (4)	7.24%	----	----

(1)	Based on 27,647,030 shares of common stock outstanding as of April 15, 2011.
(2)	Based on 500,000 shares of Series A Convertible Preferred Stock issued and outstanding as of April 15, 2011.
(3)	Maurice Deschamps, the President of Windaus Energy, Inc., has control of the voting and dispositive rights for the shares held by Windaus Energy, Inc.
(4)
Comprised of 2,000 shares of common stock issued pursuant to a technology license and distribution agreement executed in February 2007, and 2,000,000 shares of common stock issued pursuant to an amended license agreement executed in March 2010.

(5)
Comprised of (i) 5,045,751 shares of common stock directly held by Joseph G. D’Arrigo and (ii) 250,000 shares of common stock issuable upon conversion of Preferred Stock issued to Mr. D’Arrigo on a one share of preferred stock for one share of common stock basis.  All such shares of Preferred Stock are convertible as of the date of this report.

(6)
Comprised of (i) 5,045,751 shares of common stock directly held by Raj S. Nanvaan and (ii) 250,000 shares of common stock issuable upon conversion of Preferred Stock issued to Mr. Nanvaan on a one share of preferred stock for one share of common stock basis.  All such shares of Preferred Stock are convertible as of the date of this report.

(7)
Each of Joseph D’Arrigo and Raj Nanvaan are the beneficial owners of 250,000 shares of Preferred Stock, which have super-voting rights on the basis of 1,000 voting shares for each 1 share of Preferred Stock. Therefore, each have voting rights for 250,000,000 shares in addition to their common stock holdings.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

From January 18, 2005 (date of inception) through December 31, 2009, principal shareholders have contributed an aggregate of $1,315,963 in working capital, which is reflected as additional paid in capital in the Company’s financial statements.

In addition to being officers and directors of Native American Energy Group, Inc., Joseph D’Arrigo, the Company’s President, Chief Executive Officer and Chairman, and Raj Nanvaan, the Company’s Chief Financial Officer, Chief Operations Officer, Vice President, Treasurer and Director, are directors and minority shareholders of NAEG Founders Holding Corporation, a private New York corporation that Messrs. D’Arrigo and Nanvaan formed to hold (i)  Mr. D’Arrigo’s 2.5% Overriding Royalty interest in the future oil & gas production of the Company and (ii) Mr. Nanvaan’s 2.5% Overriding Royalty interest in the future oil & gas production of the Company.   After the transfer of such interests to NAEG Founders Holding Corporation, Messrs. D’Arrigo and Nanvaan each had a remaining 0.5% Overriding Royalty interest in the future oil & gas production of the Company, which they voluntarily cancelled for no consideration.  As the result of the assignment of the interests of both Messrs. D’Arrigo and Nanvaan to NAEG Founders Holding Corporation by way of a board resolution, NAEG Founders Holding Corporation held a total 5% Overriding Royalty Interest in the future oil & gas production from leasehold interests.  As background, Messrs. D’Arrigo and Nanvaan had each been granted their respective 3% Overriding Royalty Interest in the Company’s future oil & gas production in exchange for the assignment of their respective interests in a drilling project associated with another company called Rockwell Petroleum. The project was called the Jones Draw Field. Such rights were acquired by them before the organization of the Company while working with other oil & gas companies as tribal liaisons. To date, Messrs. D’Arrigo and Nanvaan have not received any compensation or dividend distributions from NAEG Founders Holdings Corporation because such company has not had any commercial production to date.

On September 23, 2010, Richard Ross was elected as Director and Secretary of NAEG Founders Holding Corporation at a duly noticed shareholders meeting held at the LaGuardia Airport Hotel in East Elmhurst, New York.  He is not a shareholder of NAEG Founders Holding Corporation.

Joseph D’Arrigo, the Company’s President, Chief Executive Officer and Chairman, is also the sole director of NAEG Alaska Corporation, the Company’s wholly owned subsidiary.

In connection with the execution of a capital lease obligation in March of 2006 regarding the Company’s Workover Rig, Messrs. D’Arrigo and Nanvaan and their respective relatives provided real estate collateral pledges and personal guarantees to the financial institution in exchange for an obligation fee of $325,000, of which $75,000 was payable to Joseph D’Arrigo, $150,000 was payable to Raj Nanvaan and the balance payable to the parents of Raj Nanvaan.  The guarantee fees were being amortized ratably over the term of such lease, which was due to expire in 2014. On March 24, 2010, the capital lease obligation was converted to equity. As part of this conversion and settlement, the lien placed on Mr. Nanvaan’s home was lifted by the finance company.

Item 14.  Principal Accountant Fees and Services.

Summary of Principal Accountant Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Kalantry LLP, our independent registered public accountants in 2010 and 2009.

	Fiscal Year Ended	Fiscal Years Ended
	December 31, 2010	December 31, 2009
Audit and
Audit Related Fees	$23,000	$27,000
Tax Fees	$0	$0
All Other Fees	$17,500	$0

(1)	For 2009, all other fees paid to Kalantry LLP are for reviews of the financial statements of our quarterly reports on Form 10-Q.

(2)	For 2010, all other fees paid to Kalantry LLP are for reviews of the financial statements of our quarterly reports on Form 10-Q.

Item 15.  Exhibits, Financial Statement Schedules.

All reference to Registrant’s Forms 8-K, 10-KSB, 10-K, 10-QSB, 10-Q include reference to File No:.

Exhibit Number	Description
2.1
Memorandum of Understanding entered into as of July 10, 2007 between Robert Fowler, Chairman & majority shareholder of Fowler Oil & Gas Corp., and Native American Energy Group, Inc. (incorporated by reference to Amendment No. 2 to Form 10 filed with the SEC on December 23, 2010)

2.2
Organization Meeting of FOG Ownership Corporation (Merger Entity for Acquisition of Fowler Oil & Gas Corporation) (incorporated by reference to Amendment No. 2 to Form 10 filed with the SEC on December 23, 2010)

2.3
Unanimous Written Consent of NAEG and Board of Directors FOG Ownership Corporation to Merge with Fowler Oil & Gas Corporation (incorporated by reference to Amendment No. 2 to Form 10 filed with the SEC on December 23, 2010)

2.4
Certificate of Ownership Merging FOG Ownership Corporation into Fowler Oil & Gas Corporation thereby becoming a wholly-owned subsidiary of NAEG (incorporated by reference to Amendment No. 2 to Form 10 filed with the SEC on December 23, 2010)

2.5
Plan of Merger and Merger Agreement entered into October 19, 2009 by and between Flight Management International, Inc. and Native American Energy Group, Inc. (incorporated by reference to Amendment No. 2 to Form 10 filed with the SEC on December 23, 2010)

3.1	Certificate of Incorporation of Native American Energy Group, Inc. (incorporated by reference to Form 10 filed with the SEC on August 20, 2010)
3.2	Bylaws of Native American Energy Group, Inc. (incorporated by reference to Form 10 filed with the SEC on August 20, 2010)
3.3
Certificate of Designations of  Series A Convertible Preferred Stock  of Flight Management International, Inc. (incorporated by reference to Amendment No. 2 to Form 10 filed with the SEC on December 23, 2010)

10.1
Lease Purchase Agreement dated September 11, 2006 between Shell Oil Trading (US) Company and Native American Energy Group, Inc. (incorporated by reference to Amendment No. 2 to Form 10 filed with the SEC on December 23, 2010)

10.2
Lease Purchase Agreement dated October 24, 2008 between Shell Trading and Native American Energy Group, Inc. (incorporated by reference to Amendment No. 2 to Form 10 filed with the SEC on December 23, 2010)

10.3
Technology License and Distribution Agreement dated February 17, 2007 from Windaus Energy, Inc. in favor of Native American Energy Group. (incorporated by reference to Amendment No. 2 to Form 10 filed with the SEC on December 23, 2010)

10.4
First Amendment dated March 8, 2010 to Technology License and Distribution Agreement dated February 17, 2007 from Windaus Energy, Inc. in favor of Native American Energy Group. (incorporated by reference to Amendment No. 2 to Form 10 filed with the SEC on December 23, 2010)

10.5
Memorandum of Understanding dated March 8, 2010 between Windaus Energy, Inc. and Native American Energy Group, Inc. regarding the Technology License and Distribution Agreement dated February 17, 2007 from Windaus Energy, Inc. in favor of Native American Energy Group and the First Amendment dated March 8, 2010 thereto. (incorporated by reference to Amendment No. 2 to Form 10 filed with the SEC on December 23, 2010)

10.6	Form of Debt Conversion Agreement (incorporated by reference to Amendment No. 3 to Form 10 filed with the SEC on February 1, 2011)
10.7	Payoff Letter dated March 25, 2010 from Dakota Financial, LLC to Native American Energy Group, Inc. (incorporated by reference to Amendment No. 3 to Form 10 filed with the SEC on February 1, 2011)
10.8
Summary of Oral Agreement Regarding Schedule of Payments of $500,000 Partial License Fee payable to Windaus Energy, Inc. (incorporated by reference to Amendment No. 4 to Form 10 filed with the SEC on March 11, 2011)

23.1	Consent of Kalantry LLP*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1
Letter to FINRA dated December 16, 2009 from Native American Energy Group, Inc. regarding Delisting NVMG security (incorporated by reference to Amendment No. 2 to Form 10 filed with the SEC on December 23, 2010)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIVE AMERICAN ENERGY GROUP, INC.

Dated: April 15, 2011	By:	/s/ Joseph G. D’Arrigo
Name: Joseph G. D’Arrigo
Title: President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Dated: April 15, 2011	/s/ Joseph G. D’Arrigo
Name: Joseph G. D’Arrigo
Title: President, CEO and Director
(Principal Executive Officer)

Dated: April 15, 2011	/s/ Raj S. Nanvaan
Name: Raj S. Nanvaan
Title: Chief Financial Officer
(Principal Accounting Officer)

2010

NATIVE AMERICAN ENERGY GROUP, INC.
FINANCIAL STATEMENTS
DECEMBER 31, 2010

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-2

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and from the period January 18, 2005 (date of inception) to December 31, 2010	F-3

Consolidated Statement of Stockholders’ Equity for the period from January 18, 2005 (date of inception) to December 31, 2010	F-4 to F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2010, 2009 and from the period January 18, 2005 (date of inception) to December 31, 2010	F-6

Notes to the Consolidated Financial statements	F-7 to F-21

KALANTRY LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Native American Energy Group Inc.
Forest Hills, New York

We have audited the accompanying consolidated balance sheet of Native American Energy Group, Inc. (the “Company”), a development stage company as of December 31, 2010 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of Native American Energy Group, Inc. as of December 31, 2010 and the consolidated results of operations, changes in stockholders’ equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations and does not have sufficient cash or working capital to meet anticipated requirements through 2011. This raises substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KALANTRY LLP
(formerly Dwarka Kalantry CPA)

Forest Hills, New York
April 15, 2011

NATIVE AMERICAN ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009

ASSETS
Current assets:
Cash	$5,828	$5,915
Prepaid expenses	160,417	-
Total current assets	166,245	5,915

Property, plant and equipment, net	544,503	729,681

Other assets:
Collateral on surety bonds	174,703	173,628
Guarantee fees	-	169,271
Security deposits	158,590	159,612
Total other assets	333,293	502,511

Total assets	$1,044,041	$1,238,107

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,141,795	$1,269,259
Capital leases and notes payable, short term	537,710	226,010
Loans payable	536,350	1,185,400
Total current liabilities	2,215,855	2,680,669

Long term debt:
Capital leases	-	185,133
Total long term debt	-	185,133

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, par value $0.0001; 1,000,000 shares authorized, 500,000 shares issued and outstanding as of December 31, 2010 and 2009	50	50
Common stock, par value $0.001; 1,000,000,000 shares authorized, 28,374,530 and 11,030,003 shares issued as of December 31, 2010 and 2009, respectively; 27,037,030 and 11,030,003 shares outstanding as of December 31, 2010 and 2009, respectively	27,037	11,030
Additional paid in capital	19,308,155	14,865,210
Deficit accumulated during development stage	(20,507,056)	(16,503,985)
Total stockholders' equity (deficit)	(1,171,814)	(1,627,695)

Total liabilities and stockholders' equity (deficit)	$1,044,041	$1,238,107

See the accompanying notes to the consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(a development stage company)

			From January 18,
			2005
			(date of inception)
	Year ended December 31,		through
	2010	2009	December 31, 2010
			(unaudited)
REVENUE	$-	$-	$-

Operating expenses:
Selling, general and administrative	1,232,186	8,735,741	12,439,993
Impairment of undeveloped properties	81,683	172,594	4,720,250
Impairment of acquired licenses	2,500,000	-	2,500,000
Loss on repossession of fixed assets	56,622	-	56,622
Depreciation and amortization	128,555	29,402	224,137
Total operating expenses	3,999,046	8,937,737	19,941,002

Loss from operations	(3,999,046)	(8,937,737)	(19,941,002)

Other income (expense):
Interest income	1,075	3,308	26,126
Other income	64,274	-	182,358
Interest expense	(69,374)	(209,605)	(774,538)

Loss before provision for income taxes	(4,003,071)	(9,144,034)	(20,507,056)

Provision for income taxes (benefit)	-	-	-

NET LOSS	$(4,003,071)	$(9,144,034)	$(20,507,056)

Net loss per common share, basic and fully diluted
	$(0.21)	$(4.19)
Weighted average number of outstanding shares, basic and fully diluted	19,452,733	2,181,667

See the accompanying notes to the consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(a development stage company)
FROM JANUARY 18, 2005 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2010

	Preferred stock		Common stock		Additional	Common shares to be issued		Common Stock	Deficit Accumulated during
	Shares	Amount	Shares	Amount	Paid in Capital	Shares	Amount	Subscription	Development Stage	Total
Shares outstanding at inception	-	$-	30	$-	$-	-	$-	$-	$-	$-
Sale of common stock	-	-	97,500	98	48,652	-	-	-	-	48,750
Common stock issued in exchange for services rendered	-	-	920	1	459,999	-	-	-	-	460,000
Contributed capital by majority shareholders	-	-	-	-	794,682	-	-	-	-	794,682
Net loss for period ended December 31, 2005	-	-	-	-	-	-	-	-	(579,779)	(579,779)
Balance, December 31, 2005 (unaudited)	-	-	98,450	99	1,303,333	-	-	-	(579,779)	723,653
Common stock issued as debt collateral	-	-	20,640	20	(20)	-	-	-	-	-
Common stock issued in exchange for services rendered	-	-	136	-	19,500	-	-	-	-	19,500
Common stock issued in exchange for expenses	-	-	50	-	3,000	-	-	-	-	3,000
Sale of common stock	-	-	8,046	8	249,992	-	-	-	-	250,000
Common stock subscription	-	-	-	-	-	-	-	40,000	-	40,000
Contributed capital by majority shareholders	-	-	-	-	451,739	-	-	-	-	451,739
Net loss for year ended December 31, 2006	-	-	-	-	-	-	-	-	(763,264)	(763,264)
Balance, December 31, 2006	-	-	127,322	127	2,027,544	-	-	40,000	(1,343,043)	724,628
Issuance of common stock for subscription	-	-	5,000	5	39,995	-	-	(40,000)	-	-
Sale of common stock, net	-	-	17,507	17	317,358	-	-	-	-	317,375
Return of common stock issued for collateral	-	-	(20,400)	(20)	20	-	-	-	-	-
Common stock to be issued for acquisition of Fowler Oil & Gas	-	-	-	-	-	11,765	691,200	-	-	691,200
Sale of royalty rights	-	-	-	-	1,715,000	-	-	-	-	1,715,000
Cancelation of common stock issued for services	-	-	(20)	-	-	-	-	-	-	-
Contributed capital by majority shareholders	-	-	-	-	64,301	-	-	-	-	64,301
Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	-	(905,809)	(905,809)
Balance, December 31, 2007	-	$-	129,409	$129	$4,164,218	11,765	$691,200	$-	$(2,248,852)	$2,606,695

See the accompanying notes to the consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(a development stage company)
FROM JANUARY 18, 2005 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2010

	Preferred stock		Common stock		Additional	Common shares to be issued		Common Stock	Deficit Accumulated during
	Shares	Amount	Shares	Amount	Paid in Capital	Shares	Amount	Subscription	Development Stage	Total
Balance, December 31, 2007	-	$-	129,409	$129	$4,164,218	11,765	$691,200	$-	$(2,248,852)	$2,606,695
Issuance of common stock for investment in wholly owned subsidiary	-	-	11,765	12	936,187	(11,765)	(691,200)	-	-	244,999
Sale of royalty rights	-	-	-	-	1,208,570	-	-	-	-	1,208,570
Contributed capital by majority shareholders	-	-	-	-	2,754	-	-	-	-	2,754
Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	-	(5,111,099)	(5,111,099)
Balance, December 31, 2008	-	-	141,174	141	6,311,729	-	-	-	(7,359,951)	(1,048,081)
Issuance of common stock for technology license	-	-	2,000	2	-			-	-	2
Effective of Merger with Native American Group, Inc. (formerly Flight Management International, Inc.)	-	-	351,829	352	25,580	-	-	-	-	25,932
Preferred shares issued in exchange for services	500,000	50	-	-	399,950	-	-	-	-	400,000
Common shares issued in exchange for services	-	-	10,000,000	10,000	7,990,000	-	-	-	-	8,000,000
Sale of Common Stock	-	-	490,000	490	104,510	-	-	-	-	105,000
Common stock issued in exchange for expenses	-	-	45,000	45	30,955	-	-	-	-	31,000
Contributed capital by majority shareholders	-	-	-	-	2,486	-	-	-	-	2,486
Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	(9,144,034)	(9,144,034)
Balance, December 31, 2009	500,000	50	11,030,003	11,030	14,865,210	-	-	-	(16,503,985)	(1,627,695)
Shares issued for fractional roundup (merger)	-	-	4,425	4	-	-	-	-	-	4
Common stock issued to acquire technology license	-	-	2,000,000	2,000	1,998,000	-	-	-	-	2,000,000
Common stock issued in settlement of debt	-	-	10,040,702	10,042	1,514,716	-	-	-	-	1,524,758
Sale of common stock	-	-	2,318,900	2,318	290,382	-	-	-	-	292,700
Common stock issued in exchange for services	-	-	100,000	100	19,900	-	-	-	-	20,000
Common stock issued in exchange for expenses	-	-	1,543,000	1,543	619,947	-	-	-	-	621,490
Net loss	-	-	-	-	-	-	-	-	(4,003,071)	(4,003,071)
Balance, December 31, 2010	500,000	$50	27,037,030	$27,037	$19,308,155	$-	$-	$-	$(20,507,056)	$(1,171,814)

See the accompanying notes to the consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From January 18, 2005
	Year ended December 31,		(date of inception) through
	2010	2009	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,003,071)	$(9,144,034)	$(20,507,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128,555	29,402	359,723
Impairment losses	2,500,000	172,594	7,138,567
Losses on repossession of fixed assets	56,622	-	56,622
Common stock issued for services and expenses	481,077	8,056,932	9,020,509
Preferred stock issued for services	-	400,000	400,000
(Increase) decrease in:
Licensing	-	-	(30,000)
Guarantee fees	169,271	40,625	(4,357)
Surety bond	(1,075)	8,101	(170,346)
Deposits	1,022	129,832	(158,590)
Increase (decrease) in:
Accounts payable and accrued expenses	168,039	331,383	1,437,298
Net cash (used in) operating activities	(499,560)	24,835	(2,457,630)

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and gas properties, unevaluated	-	(6,787)	(1,206,562)
Purchase of property and equipment	-	(5,742)	(2,659,973)
Net cash (used in) investing activities	-	(12,529)	(3,866,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and subscriptions	292,700	105,000	1,053,825
Proceeds from sale of royalty interest	-	-	2,923,570
Proceeds from loans payable	242,458	5,000	1,679,408
Proceeds from notes payable	-	-	201,964
Contributions by major shareholders	-	2,486	1,315,963
Payments of capital leases	-	(10,101)	(497,102)
Payments on loans payable	(13,725)	(99,150)	(265,275)
Payments of notes payable	(21,960)	(10,500)	(82,360)
Net cash provided by financing activities	499,473	(7,265)	6,329,993

Net (decrease) increase in cash and cash equivalents	(87)	5,041	5,828
Cash and cash equivalents, beginning of the period	5,915	874	-

Cash and cash equivalents, end of period	$5,828	$5,915	$5,828

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for interest	$-	$-	$-
Cash paid during period for taxes	$-	$-	$800

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services rendered	$641,494	$8,056,932	$9,180,926
Common stock issued for licensing	$2,000,000	$2	$2,000,002
Common stock issued for conversion of debt	$1,524,758	$-	$1,524,758
Preferred stock issued for services rendered	$-	$400,000	$400,000

See the accompanying notes to the consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Business and Basis of Presentation

The registrant, Native American Energy Group, Inc. (the “Company”), formerly Flight Management International, Inc. was incorporated under the laws of the State of Delaware on November 1, 1996.  The Company leases and using enhanced oil recovery capabilities, revitalizes abandoned oil fields which were previously developed and capped. The oil and natural gas fields are owned by individual land owners and located on native and non-native American lands in the State of Montana and Alaska.

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

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through December 31, 2010, the Company has accumulated losses of $20,507,056.

Reverse Acquisition

On October 23, 2009, the Company consummated a Plan of Merger and Merger Agreement with Flight Management International, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the “Subsidiary”) and Native American Energy Group, Inc., a Nevada corporation

Pursuant to the Merger Agreement, on October 23, 2009, the Subsidiary merged with and into Native American Energy Group, Inc. resulting in Native American Energy Group, Inc. becoming a wholly-owned subsidiary of the Company (the “Merger”). Pursuant to the Merger Agreement, the Company issued 143,174 shares of its common stock (the “Acquisition Shares”) to the shareholders of Native American Energy Group, Inc.; and 10,000,000 shares of common stock and 500,000 shares of convertible preferred stock to two officers of Native American Energy Group, Inc., total of which representing approximately 92.5% of the issued and outstanding fully diluted common stock following the closing of the Merger. Also, 351,829 shares issued and outstanding were retained for shareholders prior to reverse merger. Simultaneously with the Merger, the Company changed its name from Flight Management International, Inc. to Native American Energy Group, Inc.  Pursuant to the Merger Agreement, the outstanding shares of common stock of Native American Energy Group, Inc. were cancelled. Prior to the Merger, the Company was an inactive corporation with no significant assets and liabilities and was considered as “Shell Company” under the SEC guidelines.

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Capitalized costs and estimated future development costs are amortized on a unit-of-production method based on proved reserves associated with the applicable cost center. The Company has assesses for impairment for oil and natural gas properties for the full cost pool quarterly using a ceiling test to determine if impairment is necessary. Specifically, the net unamortized costs for each full cost pool less related deferred income taxes should not exceed the following: (a) the present value, discounted at 10%, of future net cash flows from estimated production of proved oil and gas reserves plus (b) all costs being excluded from the amortization base plus (c) the lower of cost or estimated fair value of unproved properties included in the amortization base less (d) the income tax effects related to differences between the book and tax basis of the properties involved. The present value of future net revenues should be based on current prices, with consideration of price changes only to the extent provided by contractual arrangements, as of the latest balance sheet presented. The full cost ceiling test must take into account the prices of qualifying cash flow hedges in calculating the current price of the quantities of the future production of oil and gas reserves covered by the hedges as of the balance sheet date. In addition, the use of the hedge-adjusted price should be consistently applied in all reporting periods and the effects of using cash flow hedges in calculating the ceiling test, the portion of future oil and gas production being hedged, and the dollar amount that would have been charged to income had the effects of the cash flow hedges not been considered in calculating the ceiling limitation should be disclosed. Any excess is charged to expense during the period that the excess occurs. The Company did not have any hedging activities during the two year period ended December 31, 2009. Application of the ceiling test is required for quarterly reporting purposes, and any write-downs cannot be reinstated even if the cost ceiling subsequently increases by year-end. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Abandonment of properties is accounted for as adjustments of capitalized costs with no loss recognized.

During the years ended December 31, 2010 and 2009, the Company management performed an evaluation of its unproved properties for purposes of determining the implied fair value of the assets at the end of each respective year. The test indicated that the recorded remaining book value of its unproved properties exceeded its fair value for the years ended December 31, 2010 and 2009.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $81,683, net of tax, or $0.00 per share during the year ended December 31, 2010 and $172,594, net of tax, or $0.02 per share during the year ended December 31, 2009 to reduce the carrying value of the unproved properties to $-0-. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

During the year ended December 31, 2010, the Company management performed an evaluation of its licensing agreement for purposes of determining the implied fair value of the asset at December 31, 2010. The test indicated that the recorded remaining book value of its licensing agreement exceeded its fair value for the year ended December 31, 2010, as determined by discounted cash flows.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $2,500,000, net of tax, or $0.13 per share during the year ended December 31, 2010 to reduce the carrying value of licensing agreement to $-0-. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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

Revenue Recognition

Revenues from the sale of petroleum and natural gas are recorded when title passes from the Company to its petroleum and/or natural gas purchaser and collectability is reasonably assured. During the year ended December 31, 2010, we received revenue from the sale of oil from two test wells on our sites in the amount of $21,174 included as other income on the statement of operations.

Stock based payments

The Company follows the Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in ASC 718-10.  The Company implemented AC 718-10 on January 1, 2006 using the modified prospective method.

As of December 31, 2010 and 2009, there were no outstanding employee stock options.

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Values

The Company follows the Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”).  ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company’s financial position or operations.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $-0- for the years ended December 31, 2010, 2009 and from January 18, 2005 (date of inception) through December 31, 2010.

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

  At December 31, 2010, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards expiring through 2030	$20,500,000

Tax Asset	7,175,000
Less valuation allowance	(7,175,000)

Balance	$—

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

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Reliance on Key Personnel and Consultants

The Company has 4 full-time employees who are executive officers and 0 part-time employees.  The Company has not run payroll since inception and no compensation has been paid or accrued to any of its officers. The officers have agreed not to take any compensation until December 31, 2010. Additionally, there are outside consultants performing various specialized services.  The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU updates ASC Topic 350, Intangibles—Goodwill and Other, to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not currently have any reporting units with zero or negative carrying values.

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

NOTE 2 – GOING CONCERN MATTERS

The Company has incurred a net loss of $4,003,071 and $9,144,034 for the years ended December 31, 2010 and 2009, respectively. The Company has incurred significant losses and has an accumulated deficit of $20,507,056 at December 31, 2010. These factors raised substantial doubt about the Company’s ability to continue as going concern.

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 2 – GOING CONCERN MATTERS (continued)

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	December 31, 2010	December 31, 2009
Field equipment	$378,180	$417,680
Office equipment	40,283	40,283
Furniture and fixtures	31,704	31,704
Transportation equipment	6,000	67,176
Leasehold improvements	39,806	39,806
Leased equipment	585,000	585,000
Total	1,080,973	1,181,649
Less accumulated depreciation	(536,470)	(451,968)
Net	$544,503	$729,681

Depreciation is recorded ratably over the estimated useful lives of 5 to 10 years.  Depreciation expense was $128,555, $29,402 and $224,137 for the years ended December 31, 2010 and 2009 and from January 18, 2005 (date of inception) through December 31, 2010 respectively.

During the year ended December 31, 2010, the Company returned certain vehicles owned, but financed by the Company due to the inability to make timely payments or negotiate a settlement payment with such financial institutions. As such, the Company recorded a loss of $56,622 in current period operations representing the remaining book value as of December 31, 2010.

NOTE 5 – SURETY BONDS

The Company has an aggregate of $174,703 and 173,628 as of December 31, 2010 and 2009, respectively, deposited in a financial institution as collateral for posted surety bonds with various governmental agencies as assurance for possible well-site reclamation, if required. The Company is obligated to maintain a surety bond in conjunction with certain acquired leases.  Our obligation for site reclamation does not become a liability until production begins.

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 6 – SECURITY DEPOSITS

The Company has an aggregate of $150,000 as of December 31, 2010 and 2009 deposited in a financial institution as collateral for posted surety bonds with various governmental agencies in Alaska as assurance for possible well-site reclamation, if required. The Company is obligated to maintain a surety bond in conjunction with certain drilling permits. In March 2011, the Company cancelled one of its oil & gas surety bonds in the amount $100,000 issued to the Alaska Oil & Gas Conservation Commission for its Kircher Unit state drilling permit in Alaska. As a result of the bond termination, the financial institution returned the $100,000 cash collateral to the Company. The Company has $8,590 on deposit as security for its corporate office lease in New York.

NOTE 7 – GUARANTEE FEES

In connection with the execution of the capital lease obligation, two Company officers and relatives of shareholders provided real estate collateral and personal guarantees to the financial institution in exchange for an obligation of $325,000 of which $-0- remains unpaid to officers and relatives as of December 31, 2010.  The guarantee fees were amortized ratably over the term of the related lease.  This lease was converted into the Company’s common stock during the quarter ended March 31, 2010 and the unamortized balance of $169, 271 was written off accordingly.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

	December 31, 2010	December 31, 2009
Accounts payable and accrued expenses	$979,305	$1,110,007
Accrued expenses, related parties	-	44,400
Accrued interest	162,490	114,852
	$1,141,795	$1,269,259

NOTE 9 – LOANS PAYABLE

Loans payable are comprised of the following:

	December 31, 2010	December 31, 2009
Loan payable, - bearing 7.5% per annum with no specific due date, guaranteed by Company officers. Currently in default.	$130,000	$130,000
Various loans payable, with interest rates from 4% to 20% per annum, unsecured, currently in default ($20,850 related party loan)	406,350	1,055,400
Total	536,350	1,185,400
Less current portion	536,350	1,185,400
Long term portion	$-0-	$-0-

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 10 – NOTES PAYABLE

Notes payable are comprised of the following:

	December 31, 2010	December 31, 2009
Note payable, due in monthly installments of $530 including interest of 9.75%, due to mature in August 2010, secured by related equipment. Currently in default	$10,109	$10,109

Note payable, due in monthly installments of $369 including interest of 2.9%, due to mature in April 2013, secured by related equipment. Currently in default	$14,788	$14,788

Note payable, due in monthly installments of $246 including interest of 16.94%, due to mature in July 2011, secured by related equipment. Currently in default	$6,312	$6,312

Note payable, due in monthly installments of $1,022 including interest of 18.89%, due to mature in July 2013, secured by related equipment. Currently in default	$37,001	$37,001

Note payable, due July 1, 2006 with interest at 25% per annum, unsecured. Currently in default.	-	157,800
Note payable, due in March 2012 at 0% interest.	469,500	-
Sub-total	537,710	226,010
Less current portion	537,710	226,010
Long term portion	$-	$-

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of its $0.0001 par value preferred stock.  As of December 31, 2010 and 2009, there were 500,000 shares issued and outstanding.

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

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 11 – STOCKHOLDERS’ EQUITY (continued)

Conversion.  Holders of Series A Convertible Preferred Stock will have the right to convert the Series A Convertible Preferred Stock at the option of the holder, at any time, into same number of common shares, subject to certain fundamental transaction adjustments.

On October 23, 2009, in conjunction with the reverse acquisition, the Company issued an aggregate of 500,000 shares of Series A Preferred Stock to principal officers of the Company.

Common stock

The Company is authorized to issue 1,000,000,000 shares of its $0.001 par value common stock.  As of December 31, 2010 there were 28,374,530 shares issued; 27,037,030 outstanding.

On October 23, 2009, the Company affected a ten thousand-for-one (10,000 to 1) reverse stock split of its issued and outstanding shares of common stock, $0.001 par value. All references in the consolidated financial statements and the notes to consolidated financial statements, number of shares, and share amounts have been retroactively restated to reflect the forward split.

During the year ended December 31, 2005, the Company issued an aggregate of 920 shares of common stock for services rendered at approximately $500.00 per share.  The valuations of common stock issued for services were based on the value of the services rendered, which did not differ materially from the fair value of the common stock during the period the services were rendered.

During the year ended December 31, 2006, the Company issued an aggregate of 186 shares of common stock for services rendered and expenses at approximately $121.97 per share.  The valuations of common stock issued for services were based on the value of the services rendered, which did not differ materially from the fair value of the common stock during the period the services were rendered.

During the year ended December 31, 2009, the Company issued an aggregate of 10,045,000 shares of common stock for services rendered and expenses at approximately $0.80 per share.  The valuations of common stock issued for services were based on the value of the services rendered, which did not differ materially from the fair value of the common stock during the period the services were rendered.

On October 23, 2009, the Company affected a ten thousand-for-one (10,000 to 1) reverse stock split of its issued and outstanding shares of common stock, $0.001 par value. All references in the consolidated financial statements and the notes to consolidated financial statements, number of shares, and share amounts have been retroactively restated to reflect the forward split.

During the year ended December 31, 2010, the Company converted various outstanding debts including loans, equipment leases and account payables.  Pursuant to the various debt conversion agreements and pay-off letters, the Company converted 13 promissory notes and accrued interest, an equipment lease and an account payable totaling $1,524,757 into the Company’s common stock at various conversion prices ranging from $0.07 to $0.80 per share. An aggregate of 10,040,702 shares of common stock were issued in exchange for full release from such debt obligations.

On May 24, 2010, the Company issued 375,000 shares to a consultant for consulting services.

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 11 – STOCKHOLDERS’ EQUITY (continued)

During the year ended December 31, 2010, the Company issued an aggregate of 1,643,000 shares of common stock for services rendered and expenses at between approximately $0.18 and $1.18 per share.  The valuations of common stock issued for services were based on the value of the services rendered, which did not differ materially from the fair value of the common stock during the period the services were rendered.

During the year ended December 31, 2010, the Company issued 1,300,000 and 37,500 shares of common stock in settlement of ligation and notes payable, respectively.  The common shares are held in escrow awaiting final resolution, therefore are reflected as issued, but not outstanding as of December 31, 2010.

NOTE 12 – COMMITMENTS AND OBLIGATIONS

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

At December 31, 2010, future minimum lease payments are as follows:

2011	$9,624
2012	$9,624
2013	$9,624
2014	$9,624

Operating leases

1.	The Company leases office space in New York at approximately $4,766 per month. Lease expired December 31, 2010. Currently leasing space on a month to month basis. Currently in default.
2.	The Company leases office space in Montana on a month to month basis at approximately $425 per month. Currently in default.
3.	The Company leases office space in Alaska on a month to month basis at approximately $390 per month. Currently in default.

The office lease expenses for the Company’s field offices in Alaska and Montana have been included on the balance sheet in Oil & Gas Properties.

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

 NOTE 12 – COMMITMENTS AND OBLIGATIONS (continued)

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

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

 NOTE 12 – COMMITMENTS AND OBLIGATIONS (continued)

On October 8, 2010, the Plaintiffs and Defendants filed a joint stipulation extending the Defendants time to answer, move, or otherwise respond to the Complaint from October 12, 2010 to, and including, November 8, 2010. On November 8, 2010, the parties jointly agreed to stay the action.  The next scheduled court appearance is on June 3, 2011 for a status conference before Judge Bucaria.

On November 29, 2010, the parties entered into a confidential conditional settlement agreement, without prejudice.  NAEG’s stock ticker symbol “NAGP” has had a global lock placed on it since May 27, 2010 by the Depository Trust Company (“DTC”), which means that DTC has suspended trade and settlement services for our stock, Our management was told by the compliance department at DTC that the global lock had been instituted because of their uncertainty about the shares of Halstead Energy Corporation held in street name under their nominee Cede & Co that were erroneously commingled with our Company’s shares in February 2005.  See “Business – History.”  Pursuant to the settlement agreement, if the global lock is removed, the Plaintiffs will receive 1,300,000 shares of NAEG in exchange for their 2,405,000 shares in Founders.  Additionally, one plaintiff will receive 37,500 shares of NAEG in exchange for retiring and forgiving a loan he made to NAEG, which has an outstanding balance of $46,500.  As per the settlement agreement, the Company has already issued 1,337,500 shares and they are being held in escrow pending removal of the global lock by DTC. The lawsuit shall continue and the stay shall be lifted if the global lock is still in place on May 8, 2011.  In this event, the Defendants will have until July 7, 2011 to file an answer, move, or otherwise respond to the Complaint.  Should the lawsuit resume, the Company intends to continue to contest the allegations vigorously.  As of December 31, 2010, an aggregate of 1,337,500 shares of the Company's common stock have been issued and are held in escrow awaiting final resolution.

The Company is being represented Bachner & Associates, P.C. in New York. They are unable at this time to render an opinion that the likelihood of an unfavorable outcome is either probable or remote, or to estimate the amount or range of probable loss.  We have recorded our estimate of $169,000 as litigation accrual for the year ended December 31, 2010 representing the fair value of the common stock at the time of issuance.

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

NOTE 13 – RELATED PARTY TRANSACTIONS

From January 18, 2005 (date of inception) through December 31, 2010, principal shareholders have contributed an aggregate of $1,315,963 in working capital with the funds thereof reflected as additional paid in capital in the Company’s financial statements.

In conjunction with the reverse acquisition as described in Note 1 above, the Company issued an aggregate of 10,000,000 shares of common stock and 500,000 shares of convertible preferred stock to two officers of Native American Energy Group, Inc which represents approximately 90% of the post acquisition shares outstanding.

Officers and their relatives have loaned funds to the Company from time to time. As of December 31, 2010, related party loans included in loans payable was $20,850.

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 14 – INCOME TAXES

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At December 31, 2010 the Company has available for federal income tax purposes a net operating loss carry forward of approximately $20,500,000 expiring in the year 2030 that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited.  Components of deferred tax assets as of December 31, 2010 are as follows:

Noncurrent:
Net operating loss carry forward	$7,175,000
Valuation allowance	(7,175,000)
Net deferred tax asset	$-

The total provision differs from the amount that would be obtained by applying the federal statutory rate of 35% to income before income taxes, as follows:

Expected tax provision (benefit)	$(7,175,000)
Effect of:
State income taxes, net of federal benefit	-
Net operating loss carry forward	5,800,000
Increase in valuation allowance	1,375,000
Graduated rates	-
$7,175,000

NOTE 15 - SUBSEQUENT EVENTS

In March 2011, the Company cancelled one of its oil & gas surety bonds in the amount $100,000 issued to the Alaska Oil & Gas Conservation Commission for its Kircher Unit state drilling permit in Alaska.  As a result of the bond termination, the financial institution returned the $100,000 cash collateral to the Company.