Form 10-K/A
period 2010-12-31
Native American Energy Group, Inc.
filed 2011-04-27
CIK 1499501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

Native American Energy Group, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2011.

This Amendment No. 1 on Form 10K/A amends and restates our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Original 10-K”) filed with the Securities and Exchange Commission (the ”SEC”) on April 15, 2011 in response to comments issued by the SEC and to clarify certain prior disclosures.  This 10-K/A contains changes to the Cover Page; Item 1A of Part I (addition of a Risk Factor on page 16), Item 7 (revised Forward looking and Cautionary Statements), Item 9A (restatement of disclosure), Signatures (signature in capacity as director) and Part IV—Item 15 (Exhibits, F-1, F-3, F-4 and F-6.)  Please note that there were no changes to the Consolidated Financial Statements other than a revised Auditors Report (as of and for the fiscal years ended 2009 and 2010) on page F-1 and marking pages F-3, F-4 and F-6 as “Unaudited” to clarify that the financial statements for the cumulative period have not been audited.

Except for the changes stated above, no other changes have been made to the Company Annual Report on Form 10-K for the fiscal year ending December 31, 2010.

In accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, currently dated certifications of our principal executive officer and our principal financial officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the foregoing amended information, we have not updated the disclosures contained in the Form 10-K/A to reflect events that have occurred subsequent to the filing date of the Original 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K and our subsequent filings with the SEC.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements.  A forward-looking statement may contain words such as “anticipate that,” “believes,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “plans,” “to be,” “will be,” “will continue to be,” or similar words. These forward-looking statements include the statements in this Report regarding: our expected financial position and operating results; our business strategy; future developments in our markets and the markets in which we expect to compete; our future ability to fund our operations; our development of new products and relationships; our ability to increase our customer base; the impact of entering new markets; our future cost of revenue, gross margins and net losses; our future restructuring, research and development, sales and marketing, general and administrative, and depreciation and amortization expenses; our future interest expenses; the value of our goodwill and other intangible assets; our future capital expenditures and capital requirements; our financing plans; the outcome of any contingencies and the anticipated impact of changes in applicable accounting rules.

The accuracy of these forward-looking statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. These risks include the risks described in “Item 1A — Risk Factors” herein. We do not undertake any obligation to update this forward-looking information, except as required under applicable law .

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

Wind Energy Division – Overview

In February 2007, Native American Energy Group entered into an exclusive technology and distribution rights agreement (the “Original Windaus Agreement”) for proprietary vertical axis wind turbines created by Windaus Energy, Inc. of Brantford, Ontario (“Windaus”). The total acreage covered under the Original Windaus Agreement was approximately 112,000,000 acres, which is equivalent to 5% of the total U.S. land mass, including the entire State of New York.

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

WE NEED TO ESTABLISH AND MAINTAIN REQUIRED DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROLS OVER FINANCIAL REPORTING, WHICH WILL BE TIME CONSUMING FOR OUR MANAGEMENT.

Our management has a legal and fiduciary duty to establish and maintain disclosure controls and procedures and internal control over financial reporting in compliance with the securities laws, including the requirements mandated by the Sarbanes-Oxley Act of 2002. The standards that must be met for management to assess whether the Company’s internal controls over financial reporting are effective are new to the Company, and require significant documentation, testing and possible remediation to meet the detailed standards. Because we have limited resources, we may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting, and disclosure controls and procedures. If we cannot assess our internal control over financial reporting as effective or provide adequate disclosure controls or implement sufficient control procedures, investor confidence and share value may be negatively impacted.

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

Forward-Looking and Cautionary Statements

This annual report on Form 10-K contains forward-looking statements, including statements using terminology such as “can,” “may,” “believe,” “will,” “expect,” “plan,” “anticipate,” “estimate,” “potential” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Such statements reflect the current view of the registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to the registrant’s industry, the registrant’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. You should not place undue reliance on any forward-looking statement.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, interest rates, and commodity prices.  Our major market risk exposure is in the pricing applicable to our oil production.  Realizing pricing is primarily driven by the prevailing domestic price for crude oil. Historically, prices received for oil sales have been volatile and unpredictable. We expect pricing volatility to continue.  According to the U.S. Department of Energy’s Energy Information Administration (EIA), West Texas Intermediate (“WTI”) crude oil prices ranged from a low of $74.49 per barrel to a high of $91.51 per barrel for the twelve months ended December 31, 2010.  A significant decline in the prices of oil could have a material adverse effect on our financial condition and results of operations.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “1934 Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on this evaluation, and because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles.

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis, and thus are a material weakness. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff due to financial restrictions.  As we grow and obtain financing, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

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

23.1	Consent of Kalantry LLP
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
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

NATIVE AMERICAN ENERGY GROUP, INC.

Dated: April 27, 2011	By:	/s/ Joseph G. D’Arrigo
Name: Joseph G. D’Arrigo
Title: President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Dated: April 27, 2011	/s/ Joseph G. D’Arrigo
Name: Joseph G. D’Arrigo
Title: President, CEO and Director
(Principal Executive Officer)

Dated: April 27, 2011	/s/ Raj S. Nanvaan
Name: Raj S. Nanvaan
Title: Chief Financial Officer and Director
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

KALANTRY LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Native American Energy Group Inc.
Forest Hills, New York

We have audited the accompanying consolidated balance sheet of Native American Energy Group, Inc. (the “Company”), a development stage company as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of Native American Energy Group, Inc. as of December 31, 2010 and 2009 and the consolidated results of operations, changes in stockholders’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

See the accompanying notes to the consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(a development stage company)
FROM JANUARY 18, 2005 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2010

	Preferred stock		Common stock		Additional	Common shares to be issued		Common Stock	Deficit Accumulated during
	Shares	Amount	Shares	Amount	Paid in Capital	Shares	Amount	Subscription	Development Stage	Total
Shares outstanding at inception	-	$-	30	$-	$-	-	$-	$-	$-	$-
Sale of common stock	-	-	97,500	98	48,652	-	-	-	-	48,750
Common stock issued in exchange for services rendered	-	-	920	1	459,999	-	-	-	-	460,000
Contributed capital by majority shareholders	-	-	-	-	794,682	-	-	-	-	794,682
Net loss for period ended December 31, 2005	-	-	-	-	-	-	-	-	(579,779)	(579,779)
Balance, December 31, 2005 (unaudited)	-	-	98,450	99	1,303,333	-	-	-	(579,779)	723,653
Common stock issued as debt collateral	-	-	20,640	20	(20)	-	-	-	-	-
Common stock issued in exchange for services rendered	-	-	136	-	19,500	-	-	-	-	19,500
Common stock issued in exchange for expenses	-	-	50	-	3,000	-	-	-	-	3,000
Sale of common stock	-	-	8,046	8	249,992	-	-	-	-	250,000
Common stock subscription	-	-	-	-	-	-	-	40,000	-	40,000
Contributed capital by majority shareholders	-	-	-	-	451,739	-	-	-	-	451,739
Net loss for year ended December 31, 2006	-	-	-	-	-	-	-	-	(763,264)	(763,264)
Balance, December 31, 2006 (unaudited)	-	-	127,322	127	2,027,544	-	-	40,000	(1,343,043)	724,628
Issuance of common stock for subscription	-	-	5,000	5	39,995	-	-	(40,000)	-	-
Sale of common stock, net	-	-	17,507	17	317,358	-	-	-	-	317,375
Return of common stock issued for collateral	-	-	(20,400)	(20)	20	-	-	-	-	-
Common stock to be issued for acquisition of Fowler Oil & Gas	-	-	-	-	-	11,765	691,200	-	-	691,200
Sale of royalty rights	-	-	-	-	1,715,000	-	-	-	-	1,715,000
Cancelation of common stock issued for services	-	-	(20)	-	-	-	-	-	-	-
Contributed capital by majority shareholders	-	-	-	-	64,301	-	-	-	-	64,301
Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	-	(905,809)	(905,809)
Balance, December 31, 2007	-	$-	129,409	$129	$4,164,218	11,765	$691,200	$-	$(2,248,852)	$2,606,695

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
			(unaudited)
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