Form 10-Q
period 2011-03-31
Native American Energy Group, Inc.
filed 2011-05-20
CIK 1499501

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

or

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

As of May 20, 2011, there were 29,052,030 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS1

PART I – FINANCIAL INFORMATION

INDEX TO FINANCIAL STATEMENTS
Page

Condensed Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	F-1

Unaudited Condensed Consolidated Statements of Operations – Three Months Ended March 31, 2011 and March 31, 2010 and for the period from January 18, 2005 (date of inception) to March 31, 2011	F-2

Unaudited Condensed Consolidated Statement of Stockholders’ (Deficit) Equity for the period from January 1, 2011 to March 31, 2011	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and March 31, 2010 and from the period January 18, 2005 (date of inception) to March 31, 2011	F-4

Notes to the Unaudited Condensed Consolidated Financial statements	F-5 to F-16

Item 1. Financial Statements.

NATIVE AMERICAN ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash	$9,721	$5,828
Prepaid expenses	141,917	160,417
Total current assets	151,638	166,245

Property, plant and equipment, net	513,668	544,503

Other assets:
Collateral on surety bonds	174,768	174,703
Security deposits	50,593	158,590
Total other assets	225,361	333,293

Total assets	$890,667	$1,044,041

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,083,431	$1,141,795
Capital leases and notes payable, short term	537,710	537,710
Loans payable	587,150	536,350
Total current liabilities	2,208,291	2,215,855

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, par value $0.0001; 1,000,000 shares authorized, 500,000 shares issued and outstanding as of March 31, 20111 and December 31, 2010	50	50
Common stock, par value $0.001; 1,000,000,000 shares authorized, 28,984,530 and 28,374,530 shares issued as of March 31, 2011 and December 31, 2010, respectively; 27,647,030 and 27,037,030 shares outstanding as of March 31, 2011 and December 31, 2010, respectively	27,647	27,037
Common stock subscription	10,000	-
Additional paid in capital	19,404,545	19,308,155
Deficit accumulated during development stage	(20,759,866)	(20,507,056)
Total stockholders' equity (deficit)	(1,317,624)	(1,171,814)

Total liabilities and stockholders' equity (deficit)	$890,667	$1,044,041

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(a development stage company)
(unaudited)

			From January 18,
			2005
			(date of inception)
	Three months ended March 31,		through
	2011	2010	March 31, 2011
REVENUE	$-	$-	$-

Operating expenses:
Selling, general and administrative	202,291	228,937	12,642,349
Impairment of undeveloped properties	4,652	-	4,724,902
Impairment of acquired licenses	-	-	2,500,000
Loss on repossession of fixed assets	-	-	56,622
Depreciation and amortization	30,835	37,044	254,972
Total operating expenses	237,778	265,981	20,178,845

Loss from operations	(237,778)	(265,981)	(20,178,845)

Other income (expense):
Interest income	65	584	26,191
Other income	-	43,100	182,358
Interest expense	(15,097)	(22,388)	(789,570)

Loss before provision for income taxes	(252,810)	(244,685)	(20,759,866)

Provision for income taxes (benefit)	-	-	-

NET LOSS	$(252,810)	$(244,685)	$(20,759,866)

Net loss per common share, basic and fully diluted
	$(0.01)	$(0.01)
Weighted average number of outstanding shares, basic and fully diluted	27,131,919	17,176,455

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(a development stage company)
FROM JANUARY 1, 2011 THROUGH MARCH 31, 2011
(unaudited)

							Deficit
	Preferred stock		Common stock		Additional Paid in	Common Stock	Accumulated during Development
	Shares	Amount	Shares	Amount	Capital	Subscription	Stage	Total
Balance, December 31, 2010	500,000	$50	27,037,030	$27,037	$19,308,155	$-	$(20,507,056)	$(1,171,814)
Sale of common stock	-	-	250,000	250	24,750	-	-	25,000
Common stock issued in exchange for services	-	-	360,000	360	71,640	-	-	72,000
Proceeds from common stock subscription	-	-	-	-	-	10,000	-	10,000
Net loss	-	-	-	-	-	-	(252,810)	(252,810)
Balance, March 31, 2011	500,000	$50	27,647,030	$27,647	$19,404,545	$10,000	$(20,759,866)	$(1,317,624)

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			From January 18, 2005 (date of inception)
	Three months ended March 31,		through
	2011	2010	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(252,810)	$(244,685)	$(20,759,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,835	37,044	390,558
Impairment losses	-	-	7,138,567
Losses on repossession of fixed assets	-	-	56,622
Common stock issued for services and expenses	90,500	21,244	9,111,009
Preferred stock issued for services	-	-	400,000
(Increase) decrease in:
Licensing	-	-	(30,000)
Guarantee fees	-	169,271	(4,357)
Surety bond	(65)	(585)	(170,411)
Deposits	107,997	-	(50,593)
Increase (decrease) in:
Accounts payable and accrued expenses	(58,364)	(185,142)	1,378,934
Net cash (used in) operating activities	(81,907)	(202,853)	(2,539,537)

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and gas properties, unevaluated	-	-	(1,206,562)
Purchase of property and equipment	-	-	(2,659,973)
Net cash (used in) investing activities	-	-	(3,866,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and subscriptions	35,000	36,500	1,088,825
Proceeds from sale of royalty interest	-	-	2,923,570
Proceeds from loans payable	82,000	161,458	1,761,408
Proceeds from notes payable	-	-	201,964
Contributions by major shareholders	-	-	1,315,963
Payments of capital leases	-	-	(497,102)
Payments on loans payable	(31,200)	-	(296,475)
Payments of notes payable	-	-	(82,360)
Net cash provided by financing activities	85,800	197,958	6,415,793

Net (decrease) increase in cash and cash equivalents	3,893	(4,895)	9,721
Cash and cash equivalents, beginning of the period	5,828	5,915	-

Cash and cash equivalents, end of period	$9,721	$1,020	$9,721

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for interest	$-	$-	$-
Cash paid during period for taxes	$-	$-	$800

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services rendered	$72,000	$21,244	$9,252,926
Common stock issued for licensing	$-	$2,000,000	$2,000,002
Common stock issued for conversion of debt	$-	$-	$1,524,758
Preferred stock issued for services rendered	$-	$-	$400,000

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERCIAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

General

The accompanying condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 are unaudited. These financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”).

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

The consolidated financial statements include the accounts of the Company, including NAEG Alaska Corporation (formerly Fowler Oil and Gas Corporation). NAEG Alaska Corporation is wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

To implement its current business plan, significant additional financing will be required and the Company will need to be successful in its efforts to identify, acquire and develop oil and gas reserves that are economically recoverable.

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through March 31, 2011, the Company has accumulated losses of $20,759,866.

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
MARCH 31, 2011

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
MARCH 31, 2011

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

During the three months ended March 31, 2011, the Company management performed an evaluation of its unproved properties for purposes of determining the implied fair value of the assets at the end of each respective year. The test indicated that the recorded remaining book value of its unproved properties exceeded its fair value for the three months ended March 31, 2011.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $4,652, net of tax, or $0.00 per share during the three months ended March 31, 2011 to reduce the carrying value of the unproved properties to $-0-. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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
MARCH 31, 2011

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

As of March 31, 2011 and December 31, 2010, there were no outstanding employee stock options.

NATIVE AMERCIAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $-0- for the three months ended March 31, 2011, 2010 and from January 18, 2005 (date of inception) through March 31, 2011.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of stock compensation accounting versus tax differences.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. The Company’s common stock equivalents, represented by convertible preferred stock, were not considered as including such would be anti-dilutive.

Reliance on Key Personnel and Consultants

The Company has 4 full-time employees who are executive officers and 0 part-time employees. Our officers do not receive any payroll and our assistance is now being provided on a reimbursement basis. This situation will remain constant until such time as we have sufficient capital to afford to pay salaries. Additionally, there are outside consultants performing various specialized services.  The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

 NATIVE AMERCIAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

The Company’s financial instrument that is exposed to a concentration of credit risk is cash.  Effective December 31, 2010 and extending through December 31, 2012, all non-interest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation (FDIC), regardless of the balance of the account. Generally, the Company’s cash and cash equivalents in interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN MATTERS

The Company has incurred a net loss of $252,810 and $244,685 for the three months ended March 31, 2011 and 2010, respectively. The Company has incurred significant losses and has an accumulated deficit of $20,759,866 at March 31, 2011. These factors raised substantial doubt about the Company’s ability to continue as going concern.

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

 NATIVE AMERCIAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	March 31, 2011	December 31, 2010
Field equipment	$378,180	$378,180
Office equipment	40,283	40,283
Furniture and fixtures	31,704	31,704
Transportation equipment	6,000	6,000
Leasehold improvements	39,806	39,806
Leased equipment	585,000	585,000
Total	1,080,973	1,080,973
Less accumulated depreciation	(567,305)	(536,470)
Net	$513,668	$544,503

Depreciation is recorded ratably over the estimated useful lives of 5 to 10 years.  Depreciation expense was $30,835, $37,044 and $254,972 for the three months ended March 31, 2011 and 2010 and from January 18, 2005 (date of inception) through March 31, 2011 respectively.

NOTE 5 – SURETY BONDS

The Company has an aggregate of $174,768 and 173,703 as of March 31, 2011 and December 31, 2010, respectively, deposited in a financial institution as collateral for posted surety bonds with various governmental agencies as assurance for possible well-site reclamation, if required. The Company is obligated to maintain a surety bond in conjunction with certain acquired leases.  Our obligation for site reclamation does not become a liability until production begins.

NOTE 6 – SECURITY DEPOSITS

The Company has an aggregate of $50,000 and $150,000 as of March 31, 2011 and December 31, 2010, respectively, deposited in a financial institution as collateral for posted surety bonds with various governmental agencies in Alaska as assurance for possible well-site reclamation, if required. The Company is obligated to maintain a surety bond in conjunction with certain drilling permits. In March 2011, the Company cancelled one of its oil & gas surety bonds in the amount $100,000 issued to the Alaska Oil & Gas Conservation Commission for its Kircher Unit state drilling permit in Alaska. As a result of the bond termination, the financial institution returned the $100,000 cash collateral to the Company. During the three months ended March 31, 2011, the Company forfeited a $8,590 deposit held as security for its corporate office lease in New York.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:
	March 31, 2011	December 31, 2010
Accounts payable and accrued expenses	$905,845	$979,305
Accrued interest	177,586	162,490
	$1,083,431	$1,141,795

 NATIVE AMERCIAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 8 – LOANS PAYABLE

Loans payable are comprised of the following:

	March 31, 2011	December 31, 2010
Loan payable, - bearing 7.5% per annum with no specific due date, guaranteed by Company officers. Currently in default.	$130,000	$130,000
Various loans payable, with interest rates from 4% to 20% per annum, unsecured, currently in default ($35,950 and $20,850 related party loans, respectively)	457,150	406,350
Total	587,150	536,350
Less current portion	587,150	536,350
Long term portion	$-0-	$-0-

NOTE 9 – NOTES PAYABLE

Notes payable are comprised of the following:

	March 31, 2011	December 31, 2010
Note payable, due in monthly installments of $530 including interest of 9.75%, due to mature in August 2010, secured by related equipment. Currently in default	$10,109	$10,109

Note payable, due in monthly installments of $369 including interest of 2.9%, due to mature in April 2013, secured by related equipment. Currently in default	$14,788	$14,788

Note payable, due in monthly installments of $246 including interest of 16.94%, due to mature in July 2011, secured by related equipment. Currently in default	$6,312	$6,312

Note payable, due in monthly installments of $1,022 including interest of 18.89%, due to mature in July 2013, secured by related equipment. Currently in default	$37,001	$37,001

Note payable, due in March 2012 at 0% interest.	469,500	469,500
Sub-total	537,710	226,010
Less current portion	537,710	226,010
Long term portion	$-	$-

 NATIVE AMERCIAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of its preferred stock, par value $0.0001 per share. As of March 31, 2011 and December 31, 2010, there were 500,000 shares issued and outstanding.

Common stock

The Company is authorized to issue 1,000,000,000 shares of its common stock, par value $0.001 per share.  As of March 31, 2011 there were 28,984,530 shares issued; 27,647,030 outstanding. As of December 31, 2010, there were 28,374,530 shares issued; 27,037,030 outstanding.

During the three months ended March 31, 2011, the Company issued 360,000 shares of common stock for services at $0.20 per share.  The valuations of common stock issued for services were based on the value of the services which did not differ materially from the fair value of the common stock during the period the services were rendered.

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

At March 31, 2011, future minimum lease payments are as follows:

2011	$7,218
2012	$9,624
2013	$9,624
2014	$9,624

 NATIVE AMERCIAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 11 – COMMITMENTS AND OBLIGATIONS (continued)

Operating leases

1.	The Company leases office space in New York at approximately $4,766 per month. Lease expired December 31, 2010. Currently leasing space on a month to month basis. Currently in default.
2.	The Company leases office space in Montana on a month to month basis at approximately $425 per month. Currently in default.
3.	The Company leases office space in Alaska. It currently has a two year lease expiring on February 28, 2013. The monthly rent is $593 per month.

At March 31, 2011, future minimum lease payments are as follows:

2011	$5,337
2012	$7,116
2013	$1,186

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

On March 15, 2011, the Company entered into an agreement with an independent consultant for consulting and advisory services. The agreement is for one year beginning March 15, 2011 ending March 14, 2012. As per the agreement, the consultant’s monthly fee of $6,000 totaling $72,000 per year was prepaid by issuance of common stock.

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
MARCH 31, 2011

NOTE 11 – COMMITMENTS AND OBLIGATIONS (continued)

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
MARCH 31, 2011

NOTE 11 – COMMITMENTS AND OBLIGATIONS (continued)

On October 8, 2010, the Plaintiffs and Defendants filed a joint stipulation extending the Defendants time to answer, move, or otherwise respond to the Complaint from October 12, 2010 to, and including, November 8, 2010. On November 8, 2010, the parties jointly agreed to stay the action. The next scheduled court appearance is on June 3, 2011 for a status conference before Judge Bucaria.

On November 29, 2010, the parties entered into a confidential conditional settlement agreement, without prejudice. NAEG’s stock ticker symbol “NAGP” has had a global lock placed on it since May 27, 2010 by the Depository Trust Company (“DTC”), which means that DTC has suspended trade and settlement services for our stock.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

Officers and their relatives have loaned funds to the Company from time to time. As of March 31, 2011, related party loans included in loans payable was $60,150.

NOTE 13 - SUBSEQUENT EVENTS

Legal Proceedings Update:

The Company had until May 8, 2011 to have the global lock removed by DTC.  On April 29, 2011, the parties agreed to a 30 day extension of the stay of the litigation from May 8, 2011 up through and including June 8, 2011. The lawsuit shall continue and the stay shall be lifted if the global lock is still in place on June 8, 2011.  In this event, the Defendants will have until July 7, 2011 to file an answer, move, or otherwise respond to the Complaint.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the Notes thereto that are included elsewhere in this report.

Forward-Looking and Cautionary Statements

This quarterly report on Form 10-Q contains forward-looking statements, including statements using terminology such as “can,” “may,” “believe,” “will,” “expect,” “plan,” “anticipate,” “estimate,” “potential” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Such statements reflect the current view of the registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to the registrant’s industry, the registrant’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.   You should not place undue reliance on any forward-looking statement.

We believe it is important to communicate our expectations. However, forward looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in this report. All the forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law. Readers should carefully review all disclosures filed by the Company from time to time with the SEC.

General Information

Our business address is 108-18 Queens Blvd, Forest Hills, New York 11375. Our Internet website address is www.nativeamericanenergy.com. The information contained in, or that can be accessed through, our website is not part of this Form 10-Q.

Overview

Native American Energy Group, Inc. is a development stage energy resource development and management company, with three principal projects: development of oil & gas interests in the Williston Basin; development of coal-bed methane natural gas (“CBM”) in the Cook Inlet Basin in Alaska; and implementation of vertical-axis wind turbine power generation technology for the production of clean, cost-efficient green energy throughout the USA, including Alaska and all U.S. Indian reservations.

Since inception (2005), we have primarily been involved in the acquisition and management of Native American land and fee land acreage in Montana and Alaska and the exploration for, and development of, oil and natural gas properties which our management believes have potential for improved production rates and resulting income by application of both conventional and non-conventional improvement and enhancement techniques, including horizontal drilling.

Results of Operations for the Three Months Ended March 31, 2011 as compared to the Three Months Ended March 31, 2010:

Revenues

We have operated as a development stage company for the three months ended March 31, 2011 and 2010 and have generated no revenues.

Operating Expenses

Selling, General and Administrative

Selling, general and administrative expenses decreased from $228,937 for the three months ended March 31, 2010 to $202,356 for the three months ended March 31, 2011. The decrease of $26,581 or 11.61%, is primarily attributable to the following factors:  (i) a decrease in guarantee fees being written off of nil for the three months ended March 31, 2011 as compared to $169,271 for the three months ended March 31, 2010; (ii) an increase of $69,260 in equity based compensation to consultants for the three months ended March 31, 2011; (iii) an increase in legal fees in the amount of $14,400 for the three months ended March 31, 2011 as compared to nil for the three months ended March 31, 2010 as a result of expenses related to the preparation of the Form 10 Registration Statements and  management retaining legal representation for the legal proceeding described in “Part II - Other Information: Item 1 – Legal Proceedings”; and (iv) net increase in various other selling, general and administrative expenses (including telephone, office expenses, meeting expenses, accounting fees, auditors fees and similar related expenses related to the preparation of our Form 10 Registration Statement) totaling approximately $59,030 for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Impairment of undeveloped properties

Impairment of undeveloped properties in the current fiscal year increased from nil for the three months ended March 31, 2010 to $4,652 for the three months ended March 31, 2011. This increase is attributed to more investment in our undeveloped properties.

Depreciation and Amortization

In the three months ended March 31, 2011, depreciation and amortization decreased by $6,209 from $37,044 for the three months ended March 31, 2010 to $30,835 for the three months ended March 31, 2011. The decrease is attributable to disposals of equipment at the end of last year.

Total Operating Expenses

Total operating expenses decreased to $237,778 for the three months ended March 31, 2011 from $265,981 for the three months ended March 31, 2010. The decrease of $28,138 is primarily attributable to the following factors:  (i) a decrease in guarantee fees being written off of nil for the three months ended March 31, 2011 as compared to $169,271 for the three months ended March 31, 2010; (ii) an increase of $69,260 in equity based compensation to consultants for the three months ended March 31, 2011; (iii) an increase in legal fees in the amount of $14,400 for the three months ended March 31, 2011 as compared to nil for the three months ended March 31, 2010 as a result of expenses related to the preparation of the Form 10 Registration Statements and  management retaining legal representation for the legal proceeding described in “Part II - Other Information: Item 1 – Legal Proceedings”; and (iv) net increase in various other selling, general and administrative expenses (including telephone, office expenses, meeting expenses, accounting fees, auditors fees and similar related expenses related to the preparation of our Form 10 Registration Statement) totaling approximately $35,972 for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 (v) an increase in the impairment of undeveloped properties in the amount of $4,652 the three months ended March 31, 2011 as compared to nil for the three months ended March 31, 2010; and (vi) and a decrease in depreciation and amortization in the amount of $6,209 attributable to the of equipment at the end of last year.

Other Income

Other income for the three months ended March 31, 2011 decreased to nil for the three months ended March 31, 2011 from $43,100 for the three months ended March 31, 2010.  The revenue was a non recurring event in the prior year as a result of cancellation of debt in the amount of $43,100.

Interest Expenses, net

Interest expense, net for the three months ended March 31, 2011 decreased by $7,356 to $15,032 from $22,388 for the three months ended March 31, 2010. The decrease in interest expense was due to lower debt due to debt to equity conversions during the year 2010.

Net (Loss)

Net loss for the three months ended March 31, 2011 increased to $252,810 from a net loss of $244,685 for the same period last year. The increase of $8,125 is primarily attributable as described above.

Liquidity, Capital Resources and Going Concern

To date, our operations have produced limited revenues.  We have continued to incur expenses and have limited sources of liquidity.   We have limited financial resources available, which has had an adverse impact on our liquidity, activities and operations. These limitations have also adversely affected our ability to obtain certain projects and pursue additional business. We may have to borrow money from stockholders or issue debt or equity securities in order to fund expenditures for exploration and development and general administration or enter into a strategic arrangement with a third party. There can be no assurance that additional funds will be available to us on favorable terms or at all.

Further, on May 27, 2010, the Depository Trust Company (“DTC”) suspended trade & settlement services (also known as a global lock) on our common stock, preventing us from receiving any commitment from any source of capital that will allow us to meet our minimum capital requirements, which are estimated to be $2,500,000 to expand to the Company's full capabilities. Although our management is diligently working on having this global lock removed, there can be no assurance that we will be successful. Investors are cautioned that our shares are ineligible for delivery, transfer or withdrawal through the DTC system in secondary trading until the global lock is removed by DTC.

Our liquidity needs consist of our working capital requirements, indebtedness payments and property development expenditures.  Historically, we have financed our operations through the sale of equity and debt securities, as well as borrowings from various credit sources, and we have adjusted our operations and development to our level of capitalization. On a going-forward basis, we anticipate that we may need approximately $250,000 to $350,000 annually to maintain our obligations as a public company and pay the expenses and costs that we will likely incur to ensure that we can remain a complaint public company with all of our attendant responsibilities, filings, and associated documentation.

As of March 31, 2011 we had a working capital deficit of $2,056,653.  For the three months ended March 31, 2011, we generated a net cash flow deficit from operating activities of $81,907, consisting primarily of year-to-date losses of $252,810.  Noncash adjustments included $30,835 in depreciation and amortization charges and $90,500 for equity based compensation.  Additionally, we had a net decrease in current assets of $107,932 and a net decrease in current liabilities of $58,364.  Cash provided by financing activities for the three months ended March 31, 2011 totaled $85,800, consisting of proceeds from the sale of our common stock and proceeds from loans payable, net with repayments on notes payable.

We expect that potential revenue sources will primarily be obtained through the private placement of our securities, including, without limitation, the issuance of notes payable and other debt, the terms and conditions of which will depend upon the transaction size, market conditions and other factors.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next three months in order to meet our current and projected cash flow deficits from operations and development. Our registered independent certified public accountants have stated in their report dated April 15, 2011 that we have incurred operating losses in the last year, and that we are dependent upon management’s ability to develop profitable operations and raise additional capital. These factors, among others, may raise substantial doubt about our ability to continue as a going concern.

We also are unable to determine whether we will generate sufficient cash flow from our future oil and gas operations to fund our future operations. Although we expect cash flow from future operations to rise as we are able to improve our operations, and that the number of projects we successfully develop will grow, we will continue to focus, in the near term, on raising additional capital, likely through the private placement of our equity securities, to assure that we have the necessary liquidity for 2011.

We need to raise capital to fund the development of future wells. There can be no assurance that additional funding will be available on favorable terms, if at all. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities would result in dilution of the existing stockholders’ shares. If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets that we would not otherwise relinquish.

Our long term viability depends on our ability to obtain adequate sources of debt or equity financing to meet current commitments and fund the continuation of our business operations, and to ultimately achieve enough profits and cash flow from operations to sustain our operations.

Impact of Default

As we disclosed in our financial statements, our notes, loan payables and operating lease obligations are currently in default.

Notes and loans payable are being resolved through debt-to-equity conversion agreements. We plan to resolve our operating lease obligations through revenues from the future commencement of production or proceeds of additional equity financing or debt financing.

Default on lease obligations could result in the impairment of our ability to conduct executive functions, which would be the case if we lost our executive office space in New York.  Further, the loss any of our oil and gas leases will likely result in the curtailment of potential oil and gas production revenues to our Company.

Material Commitments

We have issued two million shares to Windaus Energy, Inc. and have an obligation of $500,000 for the exclusive manufacturing, marketing, sales, sublicensing and distribution rights for Windaus’ proprietary vertical axis wind turbine energy systems that Windaus granted to us.  This license was granted pursuant to an amendment executed in March 2010 to the Technology License & Distribution Agreement, dated February 17, 2007, between Windaus and our Company. This exclusive license agreement covers the entire United States, including Alaska and all Native American lands in the United States, and it applies to all wind turbine products and systems developed by Windaus. The total acreage covered under the license agreement is approximately 2.3 billion acres.  Despite the outstanding $500,000, we have already been granted full and complete use of such license.

The terms of payment of the $500,000 have yet to be agreed and memorialized in a definitive agreement. Our Company and Windaus have an oral understanding; however, g regarding the payment of the $500.000 [cash] commitment, which is contemplated to involve partial payment if and when the Company receives funding and possible partial payment(s) if and when the Company has generated sufficient cash flow from net income.  The total payment is contemplated to be paid in full by March 31, 2012. Since March 2010, the Company has made payments totaling $30,500, and the outstanding balance due under this commitment as of March 31, 2011 is $469,500.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Equity based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in ASC 718-10.  The Company implemented AC 718-10 on January 1, 2006 using the modified prospective method.

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

Recently Issued Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our financial position, results of operations or cash flows.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk.

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

 ITEM 4 - CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “1934 Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on this evaluation, and because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2011.

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, our management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2011 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis, and thus are a material weakness. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff due to financial restrictions.  As we grow and obtain financing, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

(b) Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the first fiscal quarter of March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

On March 25, 2010, Plaintiffs filed an order to show cause in the Supreme Court of the State of New York, Nassau County, in support of their request for an order granting Plaintiffs specific relief; namely, the setting of a date for a shareholders’ meeting of Founders, inspection of books and records of Founders, and an accounting from the Company’s corporate officers as to their interests in the Company and its affiliates.

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

On September 13, 2010, the Honorable Stephen A. Bucaria issued an Order rendering a decision on the Plaintiffs’ and Defendants’ previously filed Orders to Show Cause. Judge Bucaria denied the Plaintiffs’ motion for an order compelling a meeting of the shareholders; granted the Plaintiffs’ request for an order allowing inspection of the books and records of Founders; and denied the Plaintiffs’ request for an order requiring defendants Joseph D’Arrigo and Raj Nanvaan for an accounting to the shareholders at the shareholders meeting. Judge Bucaria denied the Defendants’ request to transfer the action from Nassau County to New York County.

Before Judge Bucaria issued his Order, the Defendants and Plaintiffs jointly agreed on September 2, 2010 that the books and records of Founders and Native American Energy Group, Inc. would be made available on September 20, 2010 to the Plaintiffs at the Law Offices of Bachner & Associates, P.C. for inspection and review. In order to show good faith and try to facilitate a resolution of the matter, the Defendants also made available additional books and records to the Plaintiffs on September 22, 2010 and September 24, 2010. Additionally, on September 23, 2010, in accordance with the Plaintiffs’ prior request, Founders held its annual meeting.  None of the Plaintiffs, however, attended, nor did they return their voting proxies.

On October 8, 2010, the Plaintiffs and Defendants filed a joint stipulation extending the Defendants time to answer, move, or otherwise respond to the Complaint, from October 12, 2010 to and including November 8, 2010.

On November 8, 2010, the parties jointly agreed to stay the action. The next scheduled court appearance is on June 3, 2011 for a status conference before Judge Bucaria.

On November 29, 2010, the parties entered into a confidential conditional settlement agreement, without prejudice. The Company’s stock ticker symbol “NAGP” has had a global lock placed on it since May 27, 2010 by the Depository Trust Company (“DTC”), which means that DTC has suspended trade and settlement services for our stock. Our management was told by the compliance department of DTC that the global lock had been instituted because of their uncertainty about the shares of Halstead Energy Corporation held in street name by their nominee Cede & Co that were erroneously commingled with our Company’s shares in February 2005. Pursuant to the settlement agreement, if the global lock is removed, the Plaintiffs will receive 1,300,000 shares of NAEG in exchange for their 2,405,000 shares in Founders. Additionally, one plaintiff will receive 37,500 shares of NAEG in exchange for retiring and forgiving a loan he made to the Company, which has an outstanding balance of $46,500. As per the settlement agreement, the Company has already issued 1,337,500 shares and they are being held in escrow pending removal of the global lock by DTC.

The Company had until May 8, 2011 to have the global lock removed by DTC. On April 29, 2011, the parties agreed to a 30 day extension of the stay of the litigation from May 8, 2011to up through and including June 8, 2011. The lawsuit shall continue and the stay shall be lifted if the global lock is still in place on June 8, 2011.  In this event, the Defendants will have until July 7, 2011 to file an answer, move, or otherwise respond to the Complaint.

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

Item 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 that we filed with the SEC on April 15, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011, we issued and sold to one (1) investor an aggregate of 250,000 shares of our common stock at a per share purchase price of $.10 for proceeds of $25,000.  Such proceeds were used for general administrative expenses, auditor’s fees, legal fees and financial statement preparation.  In connection with the issuances of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, because such sales (based on, among other things, the limited number of participants) did not constitute a public offering.

In addition, on March 17, 2011 we issued 360,000 shares of our common stock to a non-affiliate in connection with a consulting agreement. On March 15, 2011, the Company entered into an agreement with an independent consultant for consulting and advisory services. The agreement is for one year beginning March 15, 2011 ending March 14, 2012. As per the agreement, the consultant’s monthly fee of $6,000 totaling $72,000 per year was prepaid by issuance of common stock. The share issuance was based upon the market value of the common stock on the date of issuance, which was $0.20 per share. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, because such sales (based on, among other things, the limited number of participants) did not constitute a public offering.

Other than as described above, there were no unregistered sales of equity securities during the period ended March 31, 2011, that were not otherwise disclosed in a current report on Form 8-K.

Item 3. Defaults upon Senior Securities.

None

Item 4. Removed and Reserved

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

NATIVE AMERICAN ENERGY GROUP, INC.

Date: May 20, 2011	By:	/s/ Joseph G. D’Arrigo
Name: Joseph G. D’Arrigo
Title: Chief Executive Officer

Date: May 20, 2011	By:	/s/ Raj S. Nanvaan
Name: Raj S. Nanvaan
Title: Chief Financial Officer