Form 10-Q
period 2011-06-30
Native American Energy Group, Inc.
filed 2011-08-10
CIK 1499501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _________ to __________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

☐	Large Accelerated Filer	☐	Accelerated Filer

☐	Non-Accelerated Filer	☑	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

As of August 5, 2011, there were 33,337,280 shares issued and 31,866,030 shares outstanding of the registrant’s common stock.

NATIVE AMERICAN ENERGY GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
NATIVE AMERICAN ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash	$29,713	$5,828
Prepaid expenses	2,171,625	160,417
Total current assets	2,201,338	166,245

Property, plant and equipment, net	492,530	544,503

Other assets:
Collateral on surety bonds	174,854	174,703
Security deposits	50,593	158,590
Total other assets	225,447	333,293

Total assets	$2,919,315	$1,044,041

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,210,372	$1,141,795
Put liability	100,000	-
Capital leases and notes payable, short term	531,399	537,710
Loans payable	624,000	536,350
Total current liabilities	2,465,771	2,215,855

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, par value $0.0001; 1,000,000 shares authorized, 500,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010	50	50
Common stock, par value $0.001; 1,000,000,000 shares authorized, 33,087,280 and 28,374,530 shares issued as of June 30, 2011 and December 31, 2010, respectively; 31,616,030 and 27,037,030 shares outstanding as of June 30, 2011 and December 31, 2010, respectively	31,616	27,037
Common stock subscription	-	-
Additional paid in capital	22,409,176	19,308,155
Deficit accumulated during development stage	(21,987,298)	(20,507,056)
Total stockholders' equity (deficit)	453,544	(1,171,814)

Total liabilities and stockholders' equity (deficit)	$2,919,315	$1,044,041

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(a development stage company)
(unaudited)

					From January 18,
					2005
					(date of inception)
	Three months ended June 30,		Six months ended June 30,		through
	2011	2010	2011	2010	June 30, 2011
REVENUE	$-	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	1,178,042	198,834	1,380,333	457,314	13,820,326
Impairment of undeveloped properties	24,121	39,109	28,773	80,875	4,749,023
Impairment of acquired licenses	-	-	-	-	2,500,000
Loss on repossession of fixed assets	-	-	-	-	56,622
Depreciation and amortization	31,084	30,648	61,919	38,149	286,056
Total operating expenses	1,233,247	268,591	1,471,025	576,338	21,412,027

Loss from operations	(1,233,247)	(268,591)	(1,471,025)	(576,338)	(21,412,027)

Other income (expense):
Interest income	86	248	151	832	26,277
Gain on settlement of debt	4,794	-	4,794	-	4,794
Other income	21,818	-	21,818	43,100	204,176
Interest expense	(20,883)	(12,213)	(35,980)	(34,601)	(810,518)

Loss before provision for income taxes	(1,227,432)	(280,556)	(1,480,242)	(567,007)	(21,987,298)

Provision for income taxes (benefit)	-	-	-	-	-

NET LOSS	$(1,227,432)	$(280,556)	$(1,480,242)	$(567,007)	$(21,987,298)

Net loss per common share, basic and fully diluted
	$(0.04)	$(0.01)	$(0.05)	$(0.03)
Weighted average number of outstanding shares, basic and fully diluted	29,779,546	23,140,219	28,463,047	20,172,145

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(a development stage company)
FROM JANUARY 1, 2011 THROUGH JUNE 30, 2011

						Deficit
	Preferred stock		Common stock		Additional	Accumulated during
	Shares	Amount	Shares	Amount	Paid in Capital	Development Stage	Total
Balance, December 31, 2010	500,000	$50	27,037,030	$27,037	$19,308,155	$(20,507,056)	$(1,171,814)
Sale of common stock	-	-	1,834,000	1,834	203,166	-	205,000
Common stock issued in exchange for services	-	-	3,730,000	3,730	2,995,370	-	2,999,100
Common stock issued in settlement of debt	-	-	15,000	15	1,485	-	1,500
Cancellation of previously issued common shares for services	-	-	(1,000,000)	(1,000)	1,000	-	-
Put liability reclassified outside equity	-	-	-	-	(100,000)	-	(100,000)
Net loss	-	-	-	-	-	(1,480,242)	(1,480,242)
Balance, June 30, 2011	500,000	$50	31,616,030	$31,616	$22,409,176	$(21,987,298)	$453,544

See the accompanying notes to the consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			From January 18, 2005
	Six months ended June 30,		(date of inception) through
	2011	2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,480,242)	$(567,007)	$(21,987,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61,919	38,149	421,642
Impairment losses	28,773	80,875	7,167,340
Losses on repossession of fixed assets	-	-	56,622
Equity based compensation	987,892	125,722	10,008,401
Gain on settlement of debt	(4,794)	-	(4,794)
Preferred stock issued for services	-	-	400,000
(Increase) decrease in:
Licensing	-	-	(30,000)
Guarantee fees	-	169,271	(4,357)
Surety bond	(151)	(832)	(170,497)
Deposits	107,997	-	(50,593)
Increase (decrease) in:
Accounts payable and accrued expenses	41,287	(135,477)	1,478,585
Net cash (used in) operating activities	(257,319)	(289,299)	(2,714,949)

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and gas properties, unevaluated	-	(21,791)	(1,206,562)
Purchase of property and equipment	(9,946)	-	(2,669,919)
Net cash (used in) investing activities	(9,946)	(21,791)	(3,876,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and subscriptions	205,000	123,200	1,258,825
Proceeds from sale of royalty interest	-	-	2,923,570
Proceeds from loans payable	204,500	214,018	1,883,908
Proceeds from notes payable	-	-	201,964
Contributions by major shareholders	-	-	1,315,963
Payments of capital leases	-	-	(497,102)
Payments on loans payable	(115,350)	-	(380,625)
Payments of notes payable	(3,000)	(19,960)	(85,360)
Net cash provided by financing activities	291,150	317,258	6,621,143

Net (decrease) increase in cash and cash equivalents	23,885	6,168	29,713
Cash and cash equivalents, beginning of the period	5,828	5,915	-

Cash and cash equivalents, end of period	$29,713	$12,083	$29,713

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for interest	$-	$-	$-
Cash paid during period for taxes	$-	$-	$800

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services rendered	$2,899,500	$612,493	$12,080,426
Common stock issued for licensing	$-	$2,000,000	$2,000,002
Common stock issued for conversion of debt	$1,500	$1,524,757	$1,526,258
Preferred stock issued for services rendered	$-	$-	$400,000

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

General

The accompanying condensed consolidated financial statements as of June 30, 2011 and for the six months ended June 30, 2011 and 2010 are unaudited. These financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”).

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”).

Business and Basis of Presentation

Native American Energy Group, Inc., formerly Flight Management International, Inc. (the “Company”) was incorporated under the laws of the state of Delaware on November 1, 1996.  The Company leases and, using enhanced oil recovery capabilities, revitalizes abandoned oil fields which were previously developed and capped. The oil and natural gas fields are owned by individual land owners and located on native and non-Native American lands in the state of Montana and Alaska.

The consolidated financial statements include the accounts of the Company, including NAEG Alaska Corporation (formerly Fowler Oil and Gas Corporation). NAEG Alaska Corporation is the Company’s wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

To implement its current business plan, significant additional financing will be required and the Company will need to be successful in its efforts to identify, acquire and develop oil and gas reserves that are economically recoverable.

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 30, 2011, the Company has accumulated losses of $21,987,298.

Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Undeveloped oil and gas properties are assessed, at minimum annually or as economic events dictate, for potential impairment. Impairment is assessed by comparing the estimated net undiscounted future cash flows to the carrying value of the asset. If required, the impairment recorded is the amount by which the carrying value of the asset exceeds its fair value.

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

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Capitalized costs and estimated future development costs are amortized on a unit-of-production method based on proved reserves associated with the applicable cost center. The Company has assesses for impairment for oil and natural gas properties for the full cost pool quarterly using a ceiling test to determine if impairment is necessary. Specifically, the net unamortized costs for each full cost pool less related deferred income taxes should not exceed the following: (a) the present value, discounted at 10%, of future net cash flows from estimated production of proved oil and gas reserves, plus (b) all costs being excluded from the amortization base, plus (c) the lower of cost or estimated fair value of unproved properties included in the amortization base, less (d) the income tax effects related to differences between the book and tax basis of the properties involved. The present value of future net revenues should be based on current prices, with consideration of price changes only to the extent provided by contractual arrangements, as of the latest balance sheet presented. The full cost ceiling test must take into account the prices of qualifying cash flow hedges in calculating the current price of the quantities of the future production of oil and gas reserves covered by the hedges as of the balance sheet date. In addition, the use of the hedge-adjusted price should be consistently applied in all reporting periods and the effects of using cash flow hedges in calculating the ceiling test, the portion of future oil and gas production being hedged, and the dollar amount that would have been charged to income had the effects of the cash flow hedges not been considered in calculating the ceiling limitation should be disclosed. Any excess is charged to expense during the period that the excess occurs. The Company did not have any hedging activities during the six month periods ended June 30, 2011 and 2010. Application of the ceiling test is required for quarterly reporting purposes, and any write-downs cannot be reinstated even if the cost ceiling subsequently increases by year-end. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Abandonment of properties is accounted for as adjustments of capitalized costs with no loss recognized.

During the six months ended June 30, 2011, the Company management performed an evaluation of its unproved properties for purposes of determining the implied fair value of the assets at the end of each respective year. The test indicated that the recorded remaining book value of its unproved properties exceeded its fair value.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $28,773, net of tax, or $0.00 per share during the six months ended June 30, 2011 to reduce the carrying value of the unproved properties to $-0-. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

The Company is obligated to maintain a surety bond in conjunction with certain acquired leases.  Our obligation for site reclamation does not become a liability until production begins.

Revenue Recognition

Revenues from the sale of petroleum and natural gas are recorded when title passes from the Company to its petroleum or natural gas purchaser and collectability is reasonably assured. During the three months ended June 30, 2011, we received revenue from the sale of oil from a well on our sites in the amount of $21,818.01 included as other income on the statement of operations.

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

As of June 30, 2011 and December 31, 2010, there were no outstanding employee stock options.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses are $-0- for the three and six months ended June 30, 2011, 2010 and from January 18, 2005 (date of inception) through June 30, 2011.

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

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Reliance on Key Personnel and Consultants

The Company has five full-time employees who are executive officers and no part-time employees. The Company’s officers do not receive any payroll and their assistance is now being provided on an expense reimbursement basis. This situation will remain constant until such time as the Company has sufficient capital to afford to pay salaries. Additionally, there are outside consultants performing various specialized services.  The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business of the Company until adequate replacements can be identified and put in place.

Concentrations of Credit Risk

The Company’s cash is exposed to a concentration of credit risk.  Effective December 31, 2010 and extending through December 31, 2012, all non-interest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation (FDIC), regardless of the balance of the account. Generally, the Company’s cash and cash equivalents in interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN MATTERS

The Company has incurred a net loss of $1,480,242 and $567,007 for the six months ended June 30, 2011 and 2010, respectively. The Company has incurred significant losses and has an accumulated deficit of $21,987,298 at June 30, 2011. These factors raised substantial doubt about the Company’s ability to continue as going concern.

There can be no assurance that sufficient funds will be generated during the next twelve months or thereafter from the Company’s current operations, or those funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

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

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	June 30, 2011	December 31, 2010
Field equipment	$378,180	$378,180
Office equipment	40,283	40,283
Furniture and fixtures	31,704	31,704
Transportation equipment	15,946	6,000
Leasehold improvements	39,806	39,806
Leased equipment	585,000	585,000
Total	1,090,919	1,080,973
Less accumulated depreciation	(598,389)	(536,470)
Net	$492,530	$544,503

Depreciation is recorded ratably over the estimated useful lives of five to ten years.  Depreciation expense was $31,084 and $30,648 for the three months ended June 30, 2011 and 2010, respectively; $61,919 and $38,149 for the six months ended June 30, 2011 and 2010, respectively and $286,056 from January 18, 2005 (date of inception) through June 30, 2011 respectively.

NOTE 5 – SURETY BONDS

The Company has an aggregate of $174,854 and $173,703 as of June 30, 2011 and December 31, 2010, respectively, deposited in a financial institution as collateral for posted surety bonds with various governmental agencies as assurance for possible well-site reclamation, if required. The Company is obligated to maintain a surety bond in conjunction with certain acquired leases.  Our obligation for site reclamation does not become a liability until production begins.

NOTE 6 – SECURITY DEPOSITS

The Company has an aggregate of $50,000 and $150,000 as of June 30, 2011 and December 31, 2010, respectively, deposited in a financial institution as collateral for posted surety bonds with various governmental agencies in Alaska as assurance for possible well-site reclamation, if required. The Company is obligated to maintain a surety bond in conjunction with certain drilling permits. In March 2011, the Company cancelled one of its oil and gas surety bonds in the amount $100,000 issued to the Alaska Oil & Gas Conservation Commission for its Kircher Unit state drilling permit in Alaska. As a result of the bond termination, the financial institution returned the $100,000 cash collateral to the Company. During the six months ended June 30, 2011, the Company forfeited a $8,590 deposit held as security for its corporate office lease in New York.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

	June 30, 2011	December 31, 2010
Accounts payable and accrued expenses	$1,013,734	$979,305
Accrued interest	196,638	162,490
	$1,210,372	$1,141,795

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 8 – PUT LIABILITY

On June 28, 2011, the Company offered to certain purchasers of the Company’s common stock the right to rescind their previous common stock acquisitions and receive in exchange for any shares relinquished to the Company a payment equal to their original purchase price plus interest at the applicable statutory rate in the state they reside. The Company made the rescission offer as it believes that the prior issuances of common stock to such purchasers may have been brokered by unregistered persons and thus may have been made in violation of the Securities Act of 1933, as amended (the “Securities Act”). The common stock subject to the rescission offers total 2,732,500 common shares and were sold in 2010 and 2011 at prices ranging from $0.08 to $0.10 per share.  The rescission offer expired at 5:00 pm (EDT) on August 1, 2011.

On August 1, 2011, we received one acceptance of the rescission offer in the amount of 1,125,000 shares for the return of $100,000.  Accordingly, the Company reclassified $100,000 from equity to a put liability as of June 30, 2011.

NOTE 9 – LOANS PAYABLE

Loans payable are comprised of the following:

	June 30, 2011	December 31, 2010
Loan payable, - bearing 7.5% per annum with no specific due date, guaranteed by Company officers. Currently in default.	$130,000	$130,000
Various loans payable, with interest rates from 4% to 20% per annum, unsecured, currently in default ($39,750 and $20,850 related party loans, respectively)	494,000	406,350
Total	624,000	536,350
Less current portion	624,000	536,350
Long term portion	$-0-	$-0-

NOTE 10 – NOTES PAYABLE

Notes payable are comprised of the following:

	June 30, 2011	December 31, 2010
Note payable, due in monthly installments of $530 including interest of 9.75%, due to mature in August 2010, secured by related equipment. Currently in default	$10,109	$10,109

Note payable, due in monthly installments of $369 including interest of 2.9%, due to mature in April 2013, secured by related equipment. Currently in default	$14,788	$14,788

Note payable, due in monthly installments of $246 including interest of 16.94%, due to mature in July 2011, secured by related equipment. Currently in default	$-	$6,312

Note payable, due in monthly installments of $1,022 including interest of 18.89%, due to mature in July 2013, secured by related equipment. Currently in default	$37,001	$37,001

Note payable, due in March 2012 at 0% interest.	469,500	469,500
Sub-total	531,399	226,010
Less current portion	531,399	226,010
Long term portion	$-	$-

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

During the six months ended June 30, 2011, the Company settled an outstanding loan of $7,794, including interest accrued of $1,482, for a payment of $3,000.  Accordingly, the Company recognized a gain on settlement of debt of $4,794 in current period operations.

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of its preferred stock, par value $0.0001 per share. As of June 30, 2011 and December 31, 2010, there were 500,000 shares issued and outstanding.

Common stock

The Company is authorized to issue 1,000,000,000 shares of its common stock, par value $0.001 per share.  As of June 30, 2011 there were 33,087,280 shares issued and 31,616,030 shares outstanding. As of December 31, 2010, there were 28,374,530 shares issued and 27,037,030 shares outstanding.

During the six months ended June 30, 2011, the Company issued an aggregate of 3,730,000 shares of common stock for services from $0.20 to $0.87 per share.  The valuations of common stock issued for services were based on the value of the services which did not differ materially from the fair value of the common stock during the period the services were rendered.

NOTE 12 – COMMITMENTS AND OBLIGATIONS

Overriding Royalty Interests

On April 11, 2005, the principal shareholders of the Company formed NAEG Founders Holding Corporation (formerly NAEG Founders Corporation) for the purpose of selling a 5% overriding royalty interest in the Company’s future oil and gas production. The Company sold a 5% overriding royalty interest on future potential oil and gas production from oil and gas properties held and operated by the Company. During the years ended December 31, 2007 and 2008, the Company received payments of $1,715,000 and $1,208,570, respectively, and was recorded as additional paid in capital in each respectively year.

Mineral Royalty Payments and Oil & Gas Lease Payments

The Company is obligated to pay royalties to the lessors of its oil fields under the oil and gas leases with payments ranging from 16.67% to 20% of any production revenue. The Company is obligated for a minimum of $3.00 per acre per year in lease rental payments in Montana. The Company has fully paid-up several leases in advance and is therefore not at this time required to make any yearly lease rental payments.

At June 30, 2011, future minimum lease payments are as follows:

2011	$4,812
2012	$9,624
2013	$9,624
2014	$9,624

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 12 – COMMITMENTS AND OBLIGATIONS (continued)

Operating leases

1.	The Company leases office space in New York at approximately $4,766 per month. The lease term expired December 31, 2010 and the Company is currently leasing the space on a month to month basis.
2.	The Company leases office space in Montana on a month to month basis at approximately $475 per month.
3.	The Company currently leases office space in Alaska. The lease has a two year term expiring on February 28, 2013 and the rent is $593 per month.

At June 30, 2011, future minimum lease payments are as follows:

2011	$3,558
2012	$7,116
2013	$1,186

The office lease expenses for the Company’s field offices in Alaska and Montana have been included on the balance sheet in Oil & Gas Properties.

Consulting agreements

The Company has consulting agreements with outside contractors. The Agreements are generally month to month.

On March 15, 2011, the Company amended its agreement with an independent consultant for consulting and advisory services whereby it extended the agreement for one year beginning March 15, 2011 and ending March 14, 2012. Pursuant to the agreement, the consultant’s monthly fee of $3,000, totaling $36,000 per year, was prepaid by issuance of the Company’s common stock.

On May 29, 2011, the Company entered into a Strategic Consulting Agreement with Insource Insight Services, LLC (“Insight”), pursuant to which Insight will, among other things, provide advice to, and consult with, the Company on business planning, financial strategy, financial strategy implementation, and corporate structure. The agreement has an initial term of six months commencing on May 16, 2011 and ending on November 15, 2011. In consideration for the services, the Company issued to Insight a total of 3,250,000 shares of its common stock and agreed to pay to Insight $10,000 per month for the first three months of the agreement and $10,000 per month for each subsequent month subject to certain milestones.  The issued shares were valued at $2,827,500 and were recorded as a prepaid expenses amortized over the term of the agreement.

Litigation

Steven Freifeld, et al. v. Native American Energy Group, Inc., et al., Index No. 005503-2010

On March 19, 2010, Plaintiffs, the putative investors in NAEG Founders Holding Corporation (“Founders”), filed a complaint in the Supreme Court of the State of New York, Nassau County, against the Company, Joseph D’Arrigo, in his capacity as President and Chief Executive Officer of the Company, Raj Nanvaan, in his capacity as Chief Financial Officer, Chief Operating Officer, Vice President and Treasurer of the Company, and others (together, the “Defendants”). The Company and Messrs. D’Arrigo and Nanvaan were named in this complaint because Messrs. D’Arrigo and Nanvaan are each officers and directors of both the Company and Founders. Plaintiffs’ complaint alleges, among other things, that the Company and its affiliates and officers have breached fiduciary duties purportedly owed Plaintiffs and committed common law fraud through misrepresentations in the course of soliciting investments.

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

The claims primarily resulted from Founders’ transfer of its fractional ownership of its interests and the sale of some of its royalty interest to third parties (including the Plaintiffs), and the use of the proceeds resulting from such transfer and sale to fund the operating needs of the Company. Specifically, the Plaintiffs allege that they invested based upon certain misrepresentations. Further, the Plaintiffs claim: (1) that the individual Defendants changed the names and/or the states of incorporation of the entity Defendants without going through the proper corporate formalities, and (2) that they were not provided with stock certificates, did not receive any notice of shareholders’ meetings and were denied access to one or more of the entity Defendants’ books and records. Plaintiffs sought an order granting to them certain disclosures, unfettered access to various corporate books and records, and termination of the current officers and directors of the Company. Plaintiffs also sought compensatory damages in an amount to be determined at trial, but alleged in the complaint to equal or exceed the amount of their putative investments in the Company and/or its affiliates.

On November 29, 2010, the parties entered into a confidential conditional settlement agreement, without prejudice. The Company’s stock ticker symbol “NAGP” has had a global lock placed on it since May 27, 2010 by the Depository Trust Company (“DTC”), which means that DTC has suspended any and all trade and settlement services for our stock. Pursuant to the settlement agreement, if the global lock is removed, the Plaintiffs will receive 1,300,000 shares of the Company’s common stock in exchange for their 2,405,000 shares in Founders. Additionally, one plaintiff will receive an additional 37,500 shares of the Company’s common stock in exchange for retiring and forgiving a loan he made to the Company, which has an outstanding balance of $46,500. As per the settlement agreement, the Company issued an aggregate of 1,471,250 shares inclusive of an additional 133,750 shares on June 8, 2011 to extend the deadline until September 8, 2011 and they are being held in escrow pending removal of the global lock by DTC.  In the event that the Defendants are unable to remove DTC’s global lock on the common stock by September 8, 2011, the lawsuit between the parties shall proceed (“Default Date”).  Should this occur, the Plaintiffs agree to give the Defendants 60 days from the Default Date in which to file an answer, move, or otherwise respond to their Complaint. Should the lawsuit resume, we intend to continue to contest the allegations vigorously.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company’s officers and their relatives have loaned funds to the Company from time to time. As of June 30, 2011, these related party loans totaled $39,750 and are included in the Company’s loans payable.

NOTE 14 - SUBSEQUENT EVENTS

On August 1, 2011, we received one acceptance of the rescission offer in the amount of 1,125,000 shares for the return of $100,000.  Accordingly, we reclassified $100,000 from equity to a put liability as of June 30, 2011.

On August 1, 2011, we entered into a non-exclusive Placement Agent Agreement with Beige Securities, LLC (“Beige Securities”), whereby Beige Securities agreed to assist us in our efforts to issue and sell, in a private offering to accredited investors only, up to $600,000 of Bridge Units (the “Units”) at a price of $25,000 per Unit.  Each Unit will consist of (1) a $25,000 promissory note bearing interest at a rate of 6.25%, and (2) 50,000 shares of our common stock.  Pursuant to the Placement Agent Agreement, Beige Securities will receive (1) a placement agent fee equal to 5% of the gross proceeds from sales of Units by Beige Securities, and (2) a five-year warrant to purchase that certain number of shares of our common stock equal to 10% of the common stock sold in the offering by Beige Securities exercisable at $0.60 per share.  The term of the Placement Agent Agreement shall be the term of the offering.

On August 2, 2011, in connection with our offering of the Units, we issued a total of four Units to three investors.  We received gross proceeds of $100,000 in this offering.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 506 of Regulation D promulgated pursuant thereto in conducting the offering.  We believe that each individual investor is an “accredited investor” under Rule 501 under Regulation D of the Act and had adequate access to information about us through their relationship with the Company.

On August 2, 2011, we remitted $222,125 as a deposit to an oilfield service company towards services estimated at $888,500. These field services are scheduled to begin on or about August 15, 2011 subject to rig availability and well-site preparation. The field services pertain to five of our oil wells located in Montana and are in conjunction with other services to be provided by various field service companies.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the Notes thereto that are included elsewhere in this report.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”)).  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Commission.

Although the forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

As used in this Quarterly Report, the terms “we,” “us,” and “our,” mean Native American Energy Group, Inc. unless otherwise indicated.

General Information

Our business address is 108-18 Queens Blvd, Forest Hills, New York 11375. Our Internet website address is www.nativeamericanenergy.com. Any information accessible through our website is not a part of this Quarterly Report.

Overview

We are a development stage energy resource development and management company, with three principal projects: (i) development of oil and gas interests in the Williston Basin; (ii) development of coal-bed methane natural gas (CBM) in the Cook Inlet Basin in Alaska; and (iii) implementation of vertical-axis wind turbine power generation technology for the production of clean, cost-efficient green energy throughout the United States, including Alaska and all U.S. Indian reservations.

Since 2005, we have primarily been involved in the acquisition and management of Native American land and fee land acreage in Montana and Alaska and the exploration for, and development of, oil and natural gas properties which our management believes have potential for improved production rates and resulting income by application of both conventional and non-conventional improvement and enhancement techniques, including horizontal drilling.

Results of Operations for the Three Months Ended June 30, 2011 as compared to the Three Months Ended June 30, 2010:

Revenues

We have operated as a development stage company for the three months ended June 30, 2011 and 2010 and thus have generated no revenues.

Operating Expenses

Selling, General and Administrative

Selling, general and administrative expenses increased from $198,834 for the three months ended June 30, 2010 to $1,178,042 for the three months ended June 30, 2011. The increase of $979,208 or 493%, is primarily attributable to an increase in equity based compensation issued to consultants and service providers.

Impairment of undeveloped properties

Impairment of undeveloped properties decreased to $24,121 for the three months ended June 30, 2011 from $39,109 for the three months ended June 30, 2010. This decrease is attributed to less investment in our undeveloped properties.

Depreciation and Amortization

Depreciation and amortization increased from $30,648 for the three months ended June 30, 2010 to $31,084 for the three months ended June 30, 2011. The increase of $436 is attributable to addition of equipment during the current quarter.

Total Operating Expenses

Total operating expenses increased to $1,233,247 for the three months ended June 30, 2011 from $268,591 for the three months ended June 30, 2010. The increase of $964,656 is primarily attributable to the increase in equity based compensation issued to consultants and services providers.

Other Income

Other income increased to $26,612 for the three months ended June 30, 2011 from $0 for the three months ended June 30, 2010.  Income of $21,818 was from the sale of oil collected as a byproduct of well testing.  Additionally, we settled an outstanding debt obligation for less than our recorded liability and, as such, we incurred a gain on settlement of $4,794.

Interest Expenses, net

Interest expense, net for the three months ended June 30, 2011 increased by $8,832 to $20,797 from $11,965 for the three months ended June 30, 2010. The increase in interest expense was due to higher debt cost in the current period as compared to prior year.

Net (Loss)

Net loss for the three months ended June 30, 2011 increased to $1,227,432 from a net loss of $280,556 for the three months ended June 30, 2010. The increase of $946,876 is primarily attributable to the factors described above.

Results of Operations for the Six Months Ended June 30, 2011 as compared to the Six Months Ended June 30, 2010:

Revenues

We have operated as a development stage company for the six months ended June 30, 2011 and 2010 and have thus generated no revenues.

Operating Expenses

Selling, General and Administrative

Selling, general and administrative expenses increased from $457,314 for the six months ended June 30, 2010 to $1,380,333 for the six months ended June 30, 2011. The increase of $923,019 or 202%, is primarily attributable to an increase in equity based compensation issued to consultants and service providers.

Impairment of undeveloped properties

Impairment of undeveloped properties for the six months ended June 30, 2011 decreased to $28,773 from $80,875 for the six months ended June 30, 2010. This decrease is attributed to less investment in our undeveloped properties.

Depreciation and Amortization

Depreciation and amortization increased from $38,149 for the six months ended June 30, 2010 to $61,919 for the six months ended June 30, 2011. The increase of $23,770 is attributable to additions of equipment.

Total Operating Expenses

Total operating expenses increased to $1,471,025 for the six months ended June 30, 2011 from $576,338 for the six months ended June 30, 2010. The increase of $894,687 is primarily attributable to the increase in equity based compensation issued to consultants and services providers.

Other Income

Other income decreased to $26,612 for the six months ended June 30, 2011 from $43,100 for the six months ended June 30, 2010.  Income of $21,818 was from the sale of oil collected as a byproduct of well testing for current period as compared to $43,100 for the same period last year.

Interest Expenses, net

Interest expense, net for the six months ended June 30, 2011 increased by $2,060 to $35,829 from $33,769 for the six months ended June 30, 2010. The increase in interest expense was due to higher debt cost in the current period as compared to prior year.

Net (Loss)

Net loss for the six months ended June 30, 2011 increased to $1,480,242 from a net loss of $567,007 for the three months ended June 30, 2010. The increase of $913,235 is primarily attributable to the factors described above.

Liquidity and Capital Resources

To date, our operations have produced limited revenues.  We have continued to incur expenses and have limited sources of liquidity.   Our limited financial resources have had an adverse impact on our liquidity, activities and operations. These limitations have also adversely affected our ability to obtain certain projects and pursue additional business ventures. We may have to borrow money from stockholders or issue debt or equity securities in order to fund expenditures for exploration and development and general administration or enter into a strategic arrangement with a third party. There can be no assurance that additional funds will be available to us on favorable terms or at all.

Further, on May 27, 2010, the Depository Trust Company (“DTC”) suspended the trade and settlement services (also known as a “global lock”) on our common stock, further preventing us from receiving any commitment from any source of capital that will allow us to meet our minimum capital requirements, which are currently estimated to be approximately $2,500,000. Although our management is diligently working on having this global lock removed, there can be no assurance that we will be successful. Investors are cautioned that our shares are ineligible for delivery, transfer or withdrawal through the electronic DTC system in secondary trading until the global lock is removed by DTC. Our shares may still trade in certificate form.

As of June 30, 2011 we had a working capital deficit of $264,433.  For the six months ended June 30, 2011, we generated a net cash flow deficit from operating activities of $257,319, consisting primarily of year-to-date losses of $1,480,242.  Noncash adjustments included $61,919 in depreciation and amortization charges and $987,892 for equity based compensation.  Additionally, we had a net decrease in current assets of $107,846 and a net increase in current liabilities of $70,060.  Cash provided by financing activities for the six months ended June 30, 2011 totaled $291,150, consisting of proceeds from the sale of our common stock and proceeds from loans payable, net with repayments on notes and loans payable.

Our liquidity needs consist of our working capital requirements, indebtedness payments and property development expenditures.  Historically, we have financed our operations through the sale of equity and debt securities exempt from the registration requirements of the Securities Act, as well as borrowings from various credit sources, and we have adjusted our operations and development to our level of capitalization. We can provide no assurance that additional funding will be available on terms acceptable to us, or at all. On a going-forward basis, we anticipate that we may need approximately $250,000 to $350,000 annually to maintain our obligations as a public reporting company and to pay the expenses and costs that we will likely incur to ensure that we can remain a compliant reporting company with all of our attendant responsibilities, filings, and associated documentation.

We expect that potential financing sources will primarily be obtained through the private placement of our securities, including, without limitation, the issuance of notes payable and other debt, the terms and conditions of which will depend upon the transaction size, market conditions and other factors.

Going Concern and Recent Events

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

We also are unable to determine whether we will generate sufficient cash flow from our future oil and gas operations to fund our future operations. Although we expect cash flow from future operations to rise as we are able to improve our operations, and that the number of projects we successfully develop will grow, we will continue to focus, in the near term, on raising additional capital, likely through the private placement of our equity securities or other debt securities, to assure that we have the necessary liquidity for 2011.

We need to raise capital to fund the development of future wells. There can be no assurance that additional funding will be available on favorable terms, if at all. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities would result in dilution of the existing stockholders’ shares. If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets that we would not otherwise relinquish.

Our long term viability depends on our ability to obtain adequate sources of debt or equity financing to meet current commitments and fund the continuation of our business operations, and to ultimately achieve enough profits and cash flow from operations to sustain our business.

Impact of Default

As we disclosed in our financial statements, certain notes, loan payables and operating lease obligations are currently in default.

Notes and loans payable are being resolved through debt-to-equity conversion agreements. We plan to resolve our operating lease obligations through revenues from the future commencement of production or proceeds of additional equity financing or debt financing.

Default on lease obligations could result in the impairment of our ability to conduct executive and administrative functions, which would be the case if we lost our executive office space in New York.  Further, the loss of any of our oil and gas leases would likely result in the curtailment of our potential oil and gas production revenues.

Material Commitments

We issued 2,000,000 shares of our common stock to Windaus Energy, Inc. (“Windaus”) and undertook the obligation to pay an additional $500,000 in cash consideration for the exclusive manufacturing, marketing, sales, sublicensing and distribution rights for Windaus’ proprietary vertical axis wind turbine energy systems.  This license was granted pursuant to a March 2010 amendment to our Technology License and Distribution Agreement, dated February 17, 2007, with Windaus. The total acreage covered under this exclusive license agreement is approximately 2.3 billion acres and covers the entire United States, including Alaska and all Native American lands in the United States.  The exclusive license also applies to all wind turbine products and systems developed by Windaus.

While the terms of payment of the $500,000 were not definitively memorialized in the March 2010 amendment, it is contemplated to involve partial payment if and when we receive funding and/or when we have generated sufficient cash flow from net income.  The commitment is contemplated to be paid in full by March 31, 2012 and, since March 2010, we have made payments totaling $30,500, leaving a current outstanding balance due under this commitment of $469,500.  Despite the outstanding balance due, we have been granted full and complete use of the license by Windaus.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies

Financial Reporting Release No. 60, published by the Securities and Exchange Commission (“SEC”), recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements in management’s discussion and analysis of financial condition and results of operations. Policies determined to be critical are those policies that have the most significant impact on our condensed consolidated financial statements and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There can be no assurance that actual results will not differ from those estimates.

The accounting policies identified as critical are as follows:

●	Equity based compensation;
●	Revenue recognition; and
●	Accounting for undeveloped oil and gas properties.

Equity based compensation

We follow Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in ASC 718-10.  The assumptions we use in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As such, as we use different assumptions based on a change in factors, our stock-based compensation expense could be materially different in the future.

Revenue Recognition

Revenues from the sale of petroleum and natural gas are recorded when title passes from us to our petroleum or natural gas purchaser and collectability is reasonably assured.

Accounting for Undeveloped Oil and Gas Properties

Acquisition, exploration and development of oil and gas activities are capitalized when costs are recoverable and directly result in an identifiable future benefit, following the full cost method of accounting. Improvements that increase capacity or extend the useful lives of assets are capitalized while maintenance and turnaround costs are expensed as incurred.

Undeveloped oil and gas properties are assessed, at a minimum annually or as economic events dictate, for potential impairment. Impairment is assessed by comparing the estimated net undiscounted future cash flows to the carrying value of the asset. If required, the impairment recorded is the amount by which the carrying value of the asset exceeds its fair value.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4 – CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on this evaluation, and because of our limited resources and limited number of employees, our management concluded that our disclosure controls and procedures were ineffective as of June 30, 2011.

b) Management’s Quarterly Report on Internal Control over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Our internal control system is a process designed by, or under the supervision of, our principal executive and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. As a result of its assessment, management identified a material weakness in our internal control over financial reporting. Based on the weakness described below, management concluded that our internal control over financial reporting was not effective as of June 30, 2011.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of June 30, 2011:

•
While there were internal controls and procedures in place that relate to financial reporting and the prevention and detection of material misstatements, these controls did not meet the required documentation and effectiveness requirements under the Sarbanes-Oxley Act (“SOX”) and therefore, management could not certify that these controls were correctly implemented. As a result, it was management’s opinion that the lack of documentation warranted a material weakness in the financial reporting process.

•
Our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Financial Officer, as appropriate to allow timely decisions. Inadequate controls include the lack of procedures used for identifying, determining, and calculating required disclosures and other supplementary information requirements.

•
There is lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by our Chief Financial Officer who also serves as our Chief Operations Officer. This weakness is due to our lack of working capital to hire additional staff during the period covered by this report. We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

c) Changes in internal control over financial reporting.

There were no significant changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Steven Freifeld, et al. v. Native American Energy Group, Inc., et al., Index No. 005503-2010

On March 19, 2010, Plaintiffs, the putative investors in NAEG Founders Holding Corporation (“Founders”), filed a complaint in the Supreme Court of the State of New York, Nassau County, against us, Joseph D’Arrigo, in his capacity as our President and Chief Executive Officer, Raj Nanvaan, in his capacity as our Chief Financial Officer, Chief Operating Officer, Vice President and Treasurer, and others (together, the “Defendants”). We and Messrs. D’Arrigo and Nanvaan were named in this complaint because Messrs. D’Arrigo and Nanvaan are each officers and directors of both the Founders and of us. Plaintiffs’ complaint alleges, among other things, that we and our affiliates and officers have breached fiduciary duties purportedly owed Plaintiffs and committed common law fraud through misrepresentations in the course of soliciting investments. The claims primarily resulted from Founders’ transfer of its fractional ownership of its interests and the sale of some of its royalty interest to third parties (including the Plaintiffs), and the use of the proceeds resulting from such transfer and sale to fund our operating needs. Specifically, the Plaintiffs allege that they invested based upon certain misrepresentations. Further, the Plaintiffs claim that: (1) the individual Defendants changed the names and/or the states of incorporation of the entity Defendants without going through the proper corporate formalities, and (2) that they were not provided with stock certificates, did not receive any notice of shareholders’ meetings and were denied access to one or more of the entity Defendants’ books and records. Plaintiffs sought an order granting to them certain disclosures, unfettered access to various corporate books and records, and termination of our officers and directors. Plaintiffs also sought compensatory damages in an amount to be determined at trial, but alleged in the complaint to equal or exceed the amount of their putative investments with us or our affiliates.

On November 29, 2010, the parties entered into a confidential conditional settlement agreement, without prejudice. Our stock ticker symbol “NAGP” has had a global lock placed on it since May 27, 2010 by the Depository Trust Company (“DTC”), which means that DTC has suspended trade and settlement services for our stock. Pursuant to the settlement agreement, if the global lock is removed, the Plaintiffs will receive 1,300,000 shares of our common stock in exchange for their 2,405,000 shares in Founders. Additionally, one plaintiff will receive an additional 37,500 shares of our common stock in exchange for retiring and forgiving a loan he made to us, which has an outstanding balance of $46,500. Pursuant to the settlement agreement, we issued an aggregate of  1,471,250 shares inclusive of an additional 133,750 shares on June 8, 2011 to extend the deadline until September 8, 2011. These shares are currently being held in escrow pending removal of the global lock by DTC. In the event that the Defendants are unable to remove DTC’s global lock on the common stock by September 8, 2011, the lawsuit between the parties shall proceed (“Default Date”).  Should this occur, the Plaintiffs agree to give the Defendants 60 days from the Default Date in which to file an answer, move, or otherwise respond to their Complaint. Should the lawsuit resume, we intend to continue to contest the allegations vigorously.

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2011, we issued and sold to 17 investors an aggregate of 1,584,000 shares of our common stock at a per share purchase price from $0.10 to $0.25 for proceeds of $180,000.  Such proceeds were used for general administrative expenses, auditor’s fees, legal fees and financial statement preparation.  In connection with the issuances of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated pursuant thereto.  We believe that each investor is an “accredited investor” under Rule 501 under Regulation D of the Securities Act and had adequate access to information about us through its relationship with us.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this item.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

On June 28, 2011, we offered to certain purchasers of our common stock the right to rescind their previous common stock acquisitions and receive, in exchange for any shares relinquished to us, a payment equal to their original purchase price plus interest at the applicable statutory rate in the state in which they reside. We made the rescission offer because we believe that the prior sales to such purchasers may have been brokered by unregistered persons and thus may have been made in violation of the Securities Act.  The common stock subject to the rescission offers total 2,732,500 shares and were sold in 2010 and 2011 at prices ranging from $0.08 to $0.10 per share.  The rescission offer expired at 5:00 pm (EDT) on August 1, 2011.

On August 1, 2011, we received one acceptance of the rescission offer in the amount of 1,125,000 shares for the return of $100,000.  Accordingly, we reclassified $100,000 from equity to a put liability as of June 30, 2011.

On August 1, 2011, we entered into a non-exclusive Placement Agent Agreement with Beige Securities, LLC (“Beige Securities”), whereby Beige Securities agreed to assist us in our efforts to issue and sell, in a private offering to accredited investors only, up to $600,000 of Bridge Units (the “Units”) at a price of $25,000 per Unit.  Each Unit will consist of (1) a $25,000 promissory note bearing interest at a rate of 6.25%, and (2) 50,000 shares of our common stock.  Pursuant to the Placement Agent Agreement, Beige Securities will receive (1) a placement agent fee equal to 5% of the gross proceeds from sales of Units by Beige Securities, and (2) a five-year warrant to purchase that certain number of shares of our common stock equal to 10% of the common stock sold in the offering by Beige Securities exercisable at $0.60 per share.  The term of the Placement Agent Agreement shall be the term of the offering.

On August 2, 2011, in connection with our offering of the Units, we issued a total of four Units to three investors.  We received gross proceeds of $100,000 in this offering.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 506 of Regulation D promulgated pursuant thereto in conducting the offering.  We believe that each individual investor is an “accredited investor” under Rule 501 under Regulation D of the Act and had adequate access to information about us through their relationship with the Company.

On August 2, 2011, we remitted $222,125 as a deposit to an oilfield service company towards services estimated at $888,500. These field services are scheduled to begin on or about August 15, 2011 subject to rig availability and well-site preparation. The field services pertain to five of our oil wells located in Montana and are in conjunction with other services to be provided by various field service companies.

As previously disclosed on our Form 8-K dated June 2, 2011, we appointed Linda C. Chontos as our Administrative Operations Officer effective as of June 1, 2011. Contrary to our Form 8-K disclosure that Ms. Chontos would receive an annual salary of $57,600 per year plus additional bonus incentives, Ms. Chontos has now agreed to receive no compensation for her services rendered until such time as we have sufficient funds to pay employee salaries.

ITEM 6 – EXHIBITS

Exhibits:

Exhibit No.	Description

31.1
Certification by the Chief Executive Officer of Registrant pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification by the Chief Financial Officer of Registrant pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 10, 2011	NATIVE AMERICAN ENERGY GROUP, INC.

	By:	/s/ Joseph G. D’Arrigo
Name: Joseph G. D’Arrigo
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Raj S. Nanvaan
Name: Raj S. Nanvaan
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)