Form 10-Q
period 2011-09-30
Native American Energy Group, Inc.
filed 2011-11-14
CIK 1499501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: September 30, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

☐	Large Accelerated Filer	☐	Accelerated Filer

☐	Non-Accelerated Filer	☑	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

As of November 11, 2011, there were 34,461,030 shares issued and 32,856,030 shares outstanding of the registrant’s common stock.

NATIVE AMERICAN ENERGY GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

i

FORWARD-LOOKING STATEMENTS

Written forward–looking statements may appear in documents filed with the Securities and Exchange Commission (“SEC”), including this quarterly report, documents incorporated by reference, reports to shareholders and other communications.

Forward–looking statements appear in a number of places in this quarterly report and include but are not limited to management’s comments regarding business strategy, workover activities at our oil and gas properties, meeting our capital raising targets and following any use of proceeds plans, our ability to and methods by which we may raise additional capital, production and future operating results.

In this quarterly report, the use of words such as “anticipate,” “continue,” “estimate,” “expect,” “likely,” “may,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties.  While we believe that the expectations reflected in those forward–looking statements are reasonable, we cannot assure you that these expectations will prove to be correct.  Our actual results could differ materially from those anticipated in these forward–looking statements.  The differences between actual results and those predicted by the forward-looking statements could be material.  Forward-looking statements are based upon our expectations relating to, among other things:

•	oil and natural gas prices and demand;
•	our future financial position, including cash flow, debt levels and anticipated liquidity;
•	the timing, effects and success of our acquisitions, dispositions and workover activities;
•	uncertainties in the estimation of proved reserves and in the projection of future rates of production;
•	timing, amount, and marketability of production;
•	our ability to find, acquire, market, develop and produce new properties;
•	effectiveness of management strategies and decisions;
•	the strength and financial resources of our competitors;
•	climatic conditions;
•	the receipt of governmental permits and other approvals relating to our operations;
•	unanticipated recovery or production problems; and
•	uncontrollable flows of oil, gas, or well fluids.

Many of these factors are beyond our ability to control or predict.  These factors do not represent a complete list of the factors that may affect us.  We do not undertake to update our forward–looking statements.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.

NATIVE AMERICAN ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash	$141,880	$5,828
Accounts receivable	19,358	-
Prepaid expenses	751,125	160,417
Total current assets	912,363	166,245

Oil and gas properties, full cost accounting
Developed properties	1,039,841	963,179
Less: depreciation, depletion and amortization	545,651	460,184
Net	494,190	502,995
Undeveloped properties excluded from amortization	692,671	-
Other property plant and equipment, net	49,523	41,508
Total	1,236,384	544,503

Other assets:
Collateral on surety bonds	174,942	174,703
Security deposits	52,093	158,590
Total other assets	227,035	333,293

Total assets	$2,375,782	$1,044,041

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,558,858	$1,141,795
Put liability	100,000	-
Capital leases and notes payable, short term	531,398	537,710

Notes payable, bridge	375,000	-
Loans payable	1,058,183	536,350
Total current liabilities	3,623,439	2,215,855

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, par value $0.0001; 1,000,000 shares authorized, 500,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010	50	50
Common stock, par value $0.001; 1,000,000,000 shares authorized, 34,081,030 and 28,374,530 shares issued as of September 30, 2011 and December 31, 2010, respectively; 32,476,030 and 27,037,030 shares outstanding as of September 30, 2011 and December 31, 2010, respectively	32,476	27,037
Common stock subscription	-	-
Additional paid in capital	22,818,910	19,308,155
Deficit accumulated during development stage	(24,000,343)	(20,507,056)
Total stockholders' equity (deficit)	(1,247,657)	(1,171,814)

Total liabilities and stockholders' equity (deficit)	$2,375,782	$1,044,041

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(a development stage company)
(unaudited)

					From January 18,
					2005
					(date of inception)
	Three months ended September 30,		Nine months ended September 30,		through
	2011	2010	2011	2010	September 30, 2011
REVENUE	$-	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	1,725,558	285,611	3,105,891	742,925	15,545,884
Impairment of undeveloped properties	-	25,149	28,773	46,940	4,749,023
Impairment of acquired licenses	-	-	-	-	2,500,000
Loss on repossession of fixed assets	-	-	-	-	56,622
Depreciation and amortization	32,480	59,206	94,399	156,439	318,536
Total operating expenses	1,758,038	369,966	3,229,063	946,304	23,170,065

Loss from operations	(1,758,038)	(369,966)	(3,229,063)	(946,304)	(23,170,065)

Other income (expense):
Interest income	88	177	239	1,009	26,365
Gain on settlement of debt	-	-	4,794	-	4,794
Other income	33,313	14,393	55,131	57,493	237,489
Interest expense	(288,408)	(12,214)	(324,388)	(46,815)	(1,098,926)

Loss before provision for income taxes	(2,013,045)	(367,610)	(3,493,287)	(934,617)	(24,000,343)

Provision for income taxes (benefit)	-	-	-	-	-

NET LOSS	$(2,013,045)	$(367,610)	$(3,493,287)	$(934,617)	$(24,000,343)

Net loss per common share, basic and fully diluted
	$(0.06)	$(0.01)	$(0.12)	$(0.04)
Weighted average number of outstanding shares, basic and fully diluted	31,847,171	25,810,421	29,603,484	22,080,128

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(a development stage company)
FROM JANUARY 1, 2011THROUGH SEPTEMBER 30, 2011
(Unaudited)

						Deficit
						Accumulated
						during
	Preferred stock		Common stock		Additional	Development
	Shares	Amount	Shares	Amount	Paid in Capital	Stage	Total
Balance, December 31, 2010	500,000	$50	27,037,030	$27,037	$19,308,155	$(20,507,056)	$(1,171,814)
Sale of common stock	-	-	1,874,000	1,874	213,126	-	215,000
Common stock issued in exchange for services	-	-	3,790,000	3,790	3,010,310	-	3,014,100
Common stock issued for expenses	-	-	10,000	10	4,990	-	5,000
Common stock issued in settlement of debt	-	-	15,000	15	1,485	-	1,500
Cancellation of previously issued common shares for services	-	-	(1,000,000)	(1,000)	1,000	-	-
Common stock issued in connection with issuance of debt	-	-	750,000	750	260,500		261,250
Fair value of warrants issued for services rendered	-	-	-	-	20,594	-	20,594
Put liability reclassified outside equity	-	-	-	-	(100,000)	-	(100,000)
Net loss	-	-	-	-	-	(3,493,287)	(3,493,287)
Balance, September 30, 2011	500,000	$50	32,476,030	$32,476	$22,720,160	$(24,000,343)	$(1,247,657)

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			From January 18, 2005
	Nine months ended September 30,		(date of inception) through
	2011	2010	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,493,287)	$(934,617)	$(24,000,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94,399	156,439	454,122
Impairment losses	-	-	7,138,567
Losses on repossession of fixed assets	-	-	56,622
Equity based compensation	2,448,986	318,266	11,469,495
Gain on settlement of debt	(4,794)	-	(4,794)
Common stock issued in connection with debt	261,250	-	261,250
Preferred stock issued for services	-	-	400,000
(Increase) decrease in:
Accounts receivable	(19,358)		(19,358)
Licensing	-	-	(30,000)
Guarantee fees	-	169,271	(4,357)
Surety bond	(239)	(1,009)	(170,585)
Deposits	106,497	(975)	(52,093)
Increase (decrease) in:
Accounts payable and accrued expenses	418,545	(141,003)	1,855,843
Net cash (used in) operating activities	(188,001)	(433,628)	(2,645,631)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in oil and gas properties	(769,332)	-	(1,975,894)
Purchase of property and equipment	(16,947)	-	(2,676,920)
Net cash (used in) investing activities	(786,279)	-	(4,652,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and subscriptions	215,000	225,200	1,268,825
Proceeds from sale of royalty interest	-	-	2,923,570
Proceeds from loans payable	640,683	224,483	2,320,091
Proceeds from notes payable	375,000	-	576,964
Contributions by major shareholders	-	-	1,315,963
Payments of capital leases	-	-	(497,102)
Payments on loans payable	(117,350)	-	(382,625)
Payments of notes payable	(3,000)	(19,960)	(85,360)
Net cash provided by financing activities	1,110,333	429,723	7,440,326

Net (decrease) increase in cash and cash equivalents	136,053	(3,905)	141,881
Cash and cash equivalents, beginning of the period	5,828	5,915	-

Cash and cash equivalents, end of period	$141,881	$2,010	$141,881

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for interest	$-	$-	$-
Cash paid during period for taxes	$-	$-	$800

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services rendered	$3,014,100	$621,490	$12,195,026
Common stock issued for licensing	$-	$2,000,000	$2,000,002
Common stock issued for conversion of debt	$1,500	$1,524,757	$1,526,258
Preferred stock issued for services rendered	$-	$-	$400,000

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

General

The accompanying condensed consolidated financial statements as of September 30, 2011 and for the nine months ended September 30, 2011 and 2010 are unaudited.  These financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”).

Business and Basis of Presentation

Native American Energy Group, Inc., formerly Flight Management International, Inc. (the “Company”), was incorporated under the laws of the state of Delaware on November 1, 1996.  The Company leases and, using enhanced oil recovery capabilities, revitalizes abandoned oil fields which were previously developed and capped.  The oil and natural gas fields are owned by individual land owners and located on native and non-Native American lands in the state of Montana and Alaska.

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

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing oil and gas reserves.  To date, the Company, has not generated sales revenues, has incurred expenses, and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through September 30, 2011, the Company has accumulated losses of $24,000,343.

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
SEPTEMBER 30, 2011

Property and Equipment

Property and equipment is recorded at cost.  Depreciation of assets is provided by use of a straight line method over the estimated useful lives of the related assets.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.

Undeveloped Oil and Gas Properties

Acquisition, exploration, and development of oil and gas activities are capitalized when costs are recoverable and directly result in an identifiable future benefit, following the full cost method of accounting.  Improvements that increase capacity or extend the useful lives of assets are capitalized.  Maintenance and turnaround costs are expensed as incurred.

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

Depletion and Amortization of Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties.  Accordingly, all costs associated with acquisition, exploration and development of properties within a relatively large geopolitical cost center are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves.  All costs incurred in oil and gas producing activities are regarded as integral to the acquisition, discovery, and development of whatever reserves ultimately result from the efforts as a whole, and are thus associated with the Company’s reserves.  The Company capitalizes internal costs directly identified with performing or managing acquisition, exploration, and development activities.  Unevaluated costs are excluded from the full cost pool and are periodically evaluated for impairment rather than amortized.  Upon evaluation, costs associated with productive properties are transferred to the full cost pool and amortized.  Gains or losses on the sale of oil and natural gas properties are generally included in the full cost pool unless the entire pool is sold.

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Capitalized costs and estimated future development costs are amortized on a unit-of-production method based on proved reserves associated with the applicable cost center.  The Company has assesses for impairment for oil and natural gas properties for the full cost pool quarterly using a ceiling test to determine if impairment is necessary.  Specifically, the net unamortized costs for each full cost pool, less related deferred income taxes, should not exceed the following: (a) the present value, discounted at 10%, of future net cash flows from estimated production of proved oil and gas reserves, plus (b) all costs being excluded from the amortization base, plus (c) the lower of cost or estimated fair value of unproved properties included in the amortization base, less (d) the income tax effects related to differences between the book and tax basis of the properties involved.  The present value of future net revenues should be based on current prices, with consideration of price changes only to the extent provided by contractual arrangements, as of the latest balance sheet presented.  The full cost ceiling test must take into account the prices of qualifying cash flow hedges in calculating the current price of the quantities of the future production of oil and gas reserves covered by the hedges as of the balance sheet date.  In addition, the use of the hedge-adjusted price should be consistently applied in all reporting periods and the effects of using cash flow hedges in calculating the ceiling test, the portion of future oil and gas production being hedged, and the dollar amount that would have been charged to income had the effects of the cash flow hedges not been considered in calculating the ceiling limitation should be disclosed.  Any excess is charged to expense during the period that the excess occurs.  The Company did not have any hedging activities during the nine month period ended September 30, 2011 and 2010.  Application of the ceiling test is required for quarterly reporting purposes, and any write-downs cannot be reinstated even if the cost ceiling subsequently increases by year-end.  Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Abandonment of properties is accounted for as adjustments of capitalized costs with no loss recognized.

During the nine months ended September 30, 2011, the Company’s management performed an evaluation of its unproved properties for purposes of determining the implied fair value of the assets at the end of each respective year.  The test indicated that the recorded remaining book value of its unproved properties exceeded its fair value.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $28,773, net of tax, or $0.00 per share, during the nine months ended September 30, 2011 to reduce the carrying value of the unproved properties to $692,671.  Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Intangible assets

The Company accounts for and reports acquired goodwill and other intangible assets under Accounting Standards Codification subtopic 305-10, Intangibles, Goodwill, and Other (“ASC 305-10”).  In accordance with ASC 305-10, the Company tests its intangible assets for impairment on an annual basis and when there is reason to suspect that their values have been diminished or impaired.  Any write-downs will be included in results from operations.

In March 2010, the Company executed an amendment to their original agreement with Windaus Energy Inc. (of Canada), whereby the Company acquired manufacturing, marketing, sales, sublicensing and distribution rights to bring to the U.S. market Windaus’ Vertical Axis Wind Turbine Energy Systems.  The management has estimated value of these rights is $2,500,000.  During the year ended December 31, 2010, the Company management performed an evaluation of its licensing agreement for purposes of determining the implied fair value of the asset at December 31, 2010.  The test indicated that the recorded remaining book value of its licensing agreement exceeded its fair value for the year ended December 31, 2010, as determined by discounted cash flows.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $2,500,000, net of tax, or $0.13 per share, during the year ended December 31, 2010 to reduce the carrying value of licensing agreement to $-0-.  Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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
SEPTEMBER 30, 2011

The Company is obligated to maintain a surety bond in conjunction with certain acquired leases.  Our obligation for site reclamation does not become a liability until production begins.

Revenue Recognition

Revenues from the sale of petroleum and natural gas are recorded when title passes from the Company to its petroleum or natural gas purchaser and collectability is reasonably assured.  During the nine months ended September 30, 2011, we received revenue from the sale of oil from two wells on our sites in the amount of $55,131 included as other income on the statement of operations.

Stock-Based Payments

The Company follows the Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative.  This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in ASC 718-10.  The Company implemented AC 718-10 on January 1, 2006 using the modified prospective method.

As of September 30, 2011 and December 31, 2010, there were no outstanding employee stock options.

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

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expenses are $-0- for the three and nine months ended September 30, 2011, 2010 and from January 18, 2005 (date of inception) through September 30, 2011.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”), which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of stock compensation accounting versus tax differences.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which specifies the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding.  The Company’s common stock equivalents, represented by convertible preferred stock and warrants, were not considered as including such would be anti-dilutive.

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Concentrations of Credit Risk

The Company’s cash is exposed to a concentration of credit risk.  Effective December 31, 2010 and extending through December 31, 2012, all non-interest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation (FDIC), regardless of the balance of the account.  Generally, the Company’s cash and cash equivalents in interest-bearing accounts may exceed FDIC insurance limits.  The financial stability of these institutions is periodically reviewed by senior management.

Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN MATTERS

The Company has incurred a net loss of $3,493,282 and $934,617 for the nine months ended September 30, 2011 and 2010, respectively.  The Company has incurred significant losses and has an accumulated deficit of $24,000,343 at September 30, 2011.  These factors raised substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – OIL AND GAS PROPERTIES, UNEVALUATED

Major classes of oil and gas properties under the full cost method of accounting at September 30, 2011 and December 31, 2010 consist of the following:

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

	September 30, 2011	December 31, 2010
Proved properties, net of cumulative impairment charges	$1,039,841	$963,179
Unevaluated and Unproved properties	692,670	-
Gross oil and gas properties	1,732,511	963,179
Less: accumulated depletion, accretion and impairments	(545,651)	(460,184)
Net oil and gas properties	$1,186,860	$502,995

Proved properties are comprised of equipment used in the development of our oil and gas properties

Unevaluated and Unproved properties are comprised of acquired leases on Native American tribal lands and non-native lands in the states of Montana and Alaska.  All properties are in development stage with unproven and unevaluated reserves.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:
	September 30, 2011	December 31, 2010
Office equipment	40,283	40,283
Furniture and fixtures	31,704	31,704
Transportation equipment	22,947	6,000
Leasehold improvements	39,806	39,806
Total	134,740	117,793
Less accumulated depreciation	(85,217)	(76,285)
Net	$49,523	$41,508

Depreciation is recorded ratably over the estimated useful lives of five to ten years.  Depreciation expense was $32,480 and $59,206 for the three months ended September 30, 2011 and 2010, respectively; $94,399 and $156,439 for the nine months ended September 30, 2011 and 2010, respectively; and $318,536 from January 18, 2005 (date of inception) through September 30, 2011, respectively.

NOTE 5 – SURETY BONDS

The Company has an aggregate of $174,942 and $174,703, as of September 30, 2011 and December 31, 2010, respectively, deposited in a financial institution as collateral for posted surety bonds with various governmental agencies as assurance for possible well-site reclamation, if required.  The Company is obligated to maintain a surety bond in conjunction with certain acquired leases.  Our obligation for site reclamation does not become a liability until production begins.

NOTE 6 – SECURITY DEPOSITS

The Company has an aggregate of $50,000 and $150,000 as of September 30, 2011 and December 31, 2010, respectively, deposited in a financial institution as collateral for posted surety bonds with various governmental agencies in Alaska as assurance for possible well-site reclamation, if required.  The Company is obligated to maintain a surety bond in conjunction with certain drilling permits.  In March 2011, the Company cancelled one of its oil and gas surety bonds in the amount $100,000 issued to the Alaska Oil & Gas Conservation Commission for its Kircher Unit state drilling permit in Alaska.  As a result of the bond termination, the financial institution returned the $100,000 cash collateral to the Company.  During the nine months ended September 30, 2011, the Company forfeited an $8,590 deposit held as security for its corporate office lease in New York.

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

	September 30, 2011	December 31, 2010
Accounts payable and accrued expenses	$1,362,220	$979,305
Accrued interest	196,638	162,490
	$1,558,858	$1,141,795

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

As disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, on August 1, 2011, we received one acceptance of the rescission offer in the amount of 1,125,000 shares for the return of $100,000.  Accordingly, the Company reclassified $100,000 from equity to a put liability as of June 30, 2011.

NOTE 9 – NOTES PAYABLE

Notes payable are comprised of the following:

	September 30, 2011	December 31, 2010
Note payable, due in monthly installments of $530 including interest of 9.75%, due to mature in August 2010, secured by related equipment. Currently in default	$10,109	$10,109

Note payable, due in monthly installments of $369 including interest of 2.9%, due to mature in April 2013, secured by related equipment. Currently in default	$14,788	$14,788

Note payable, due in monthly installments of $246 including interest of 16.94%, due to mature in July 2011, secured by related equipment. Currently in default	$-	$6,312

Note payable, due in monthly installments of $1,022 including interest of 18.89%, due to mature in July 2013, secured by related equipment. Currently in default	$37,001	$37,001

Note payable, due in March 2012 at 0% interest.	469,500	469,500
Sub-total	531,398	537,710
Less current portion	531,398	537,710
Long term portion	$-	$-

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 10 – LOANS PAYABLE

Loans payable are comprised of the following:

	September 30, 2011	December 31, 2010
Loan payable, - bearing 7.5% per annum with no specific due date, guaranteed by Company officers. Currently in default.	$130,000	$130,000
Loans payable, bearing 6.25% per annum, unsecured; due on demand	375,000	-
Various loans payable, with interest rates from 4% to 20% per annum, unsecured, currently in default ($115,933 and $20,850 related party loans, respectively)	553,183	406,350
Total	1,058,183	536,350
Less current portion	1,058,183	536,350
Long term portion	$-0-	$-0-
During the nine months ended September 30, 2011, the Company settled an outstanding loan of $7,794, including interest accrued of $1,482, for a payment of $3,000.  Accordingly, the Company recognized a gain on settlement of debt of $4,794 in current period operations.

NOTE 11 – NOTES PAYABLE-BRIDGE

On July 25, 2011, the Company began conducting a private placement of up to $600,000 of Bridge Units (the “Units”) at a price of $25,000 per Unit to accredited investors only (the “Offering”); provided, however, that up to an additional six Units may be offered to fill over-allotments.  Each Unit consists of (1) a $25,000 promissory note (each, a “Bridge Note,” as more fully described below), unless extended pursuant to the Bridge Note, and (2) 50,000 shares of the Company’s common stock.

The Bridge Notes are secured by a first lien on certain oil and gas leases and related equipment and are due the earlier of (i) November 30, 2011 or (ii) within two business days following the close of any debt or equity financing totaling $3,000,000 or more.  The interest rate(s) is at 6.25% per annum through September 30, 2011; 8.25% per annum from October 1, 2011 through November 30, 2011; and 12.25% per annum thereafter (default interest).  Interest is payable at the end of each period and payable monthly thereafter.  During the months of August and September 2011, the Company issued an aggregate of $375,000 Units.

In connection with the issuance of the Units, the Company issued an aggregate of 750,000 shares of its common stock.  The fair value of the common stock of $261,250 was charged to current period interest expense.

During the months of August and September 2011, the Company entered into non-exclusive placement agent agreements (each, a “Placement Agent Agreement”) with the following broker-dealers registered with the SEC and who are members of the Financial Industry Regulatory Authority (“FINRA”): Beige Securities, LLC; ViewTrade Securities, Inc.; McNicoll, Lewis & Vlak LLC; Park City Capital, Inc.; and I-Bankers Securities, Inc.  Each Placement Agent Agreement provides that the respective placement agent will receive (1) a placement agent fee equal to 5% of the gross proceeds from sales of Units by such placement agent; and (2) a five-year warrant to purchase that certain number of shares of our common stock equal to 10% of the common stock sold in the offering by such placement agent exercisable at $0.60 per share.  The term of each Placement Agent Agreement is coterminous with the term of the offering.

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of its preferred stock, par value $0.0001 per share.  As of September 30, 2011 and December 31, 2010, there were 500,000 shares issued and outstanding.

Common stock

The Company is authorized to issue 1,000,000,000 shares of its common stock, par value $0.001 per share.  As of September 30, 2011, there were 34,081,030 shares issued and 32,476,030 shares outstanding.  As of December 31, 2010, there were 28,374,530 shares issued and 27,037,030 shares outstanding.

During the nine months ended September 30, 2011, the Company issued an aggregate of 3,790,000 shares of common stock for services ranging from $0.20 to $0.87 per share.  The valuations of common stock issued for services were based on the value of the services, which did not differ materially from the fair value of the common stock during the period the services were rendered.

NOTE 13 – COMMITMENTS AND OBLIGATIONS

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

At September 30, 2011, future minimum lease payments are as follows:

2011	$2,406
2012	$9,624
2013	$9,624
2014	$9,624
Operating leases

1.	The Company leases office space in New York at approximately $4,766 per month. The lease term expired December 31, 2010 and the Company is currently leasing the space on a month to month basis.
2.	The Company leases office space in Montana on a month-to-month basis at approximately $475 per month.
3.	The Company currently leases office space in Alaska. The lease has a two-year term expiring on February 28, 2013, and the rent is $593 per month.
4.	The Company currently leases a maintenance facility in Montana on a month-to-month basis at $1,500 per month.

At September 30, 2011, future minimum lease payments are as follows:

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

2011	$1,779
2012	$7,116
2013	$1,186

The office lease expenses for the Company’s field offices in Alaska and Montana have been included on the balance sheet in Oil & Gas Properties.

Consulting agreements

The Company has consulting agreements with outside contractors.  The Agreements are generally month-to-month.

On March 15, 2011, the Company amended its agreement with an independent consultant for consulting and advisory services whereby it extended the agreement for one year beginning March 15, 2011 and ending March 14, 2012.  Pursuant to the agreement, the consultant’s monthly fee of $3,000, totaling $36,000 per year, was prepaid by issuance of the Company’s common stock.

On May 29, 2011, the Company entered into a Strategic Consulting Agreement with Insource Insight Services, LLC (“Insight”), pursuant to which Insight will, among other things, provide advice to, and consult with, the Company on business planning, financial strategy, financial strategy implementation and corporate structure.  The agreement has an initial term of six months commencing on May 16, 2011 and ending on November 15, 2011.  In consideration for the services, the Company issued to Insight a total of 3,250,000 shares of its common stock and agreed to pay to Insight $10,000 per month for the first three months of the agreement and $10,000 per month for each subsequent month subject to certain milestones.  The issued shares were valued at $2,827,500 and were recorded as a prepaid expenses amortized over the term of the agreement.

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

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

On November 29, 2010, the parties entered into a confidential conditional settlement agreement, without prejudice.  The Company’s stock ticker symbol “NAGP” has had a global lock placed on it since May 27, 2010 by the Depository Trust Company (“DTC”), which means that DTC has suspended any and all trade and settlement services for our stock.  Pursuant to the settlement agreement, if the global lock is removed, the Plaintiffs will receive 1,300,000 shares of the Company’s common stock in exchange for their 2,405,000 shares in Founders.  Additionally, one plaintiff will receive an additional 37,500 shares of the Company’s common stock in exchange for retiring and forgiving a loan he made to the Company, which has an outstanding balance of $46,500.  As per the settlement agreement, the Company issued an aggregate of 1,567,500 shares inclusive of an additional 133,750 shares on June 8, 2011 and again an additional 133,750 shares on September 27, 2011 to extend the deadline until December 7, 2011; and they are being held in escrow pending removal of the global lock by DTC.  In the event that the Defendants are unable to remove DTC’s global lock on the common stock by December 7, 2011, the lawsuit between the parties shall proceed (“Default Date”).  Should this occur, the Plaintiffs agree to give the Defendants 60 days from the Default Date in which to file an answer, move, or otherwise respond to their Complaint.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company’s officers and their relatives have loaned funds to the Company from time to time.  As of September 30, 2011, these related party loans totaled $115,933 and are included in the Company’s loans payable.

NOTE 15 -STOCK OPTIONS AND WARRANTS

Stock Options

As of September 30, 2011 and December 31, 2010, there were no outstanding options.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock at September 30, 2011:

	Warrants Outstanding			Warrants Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.60	37,500	5.00	$0.60	37,500	$0.60

Transactions involving the Company’s warrant issuance are summarized as follows:

Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at December 31, 2009	-	$-
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at December 31, 2010	-	-
Granted	37,500	0.60
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at September 30, 2011	37,500	$0.60

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

In September 2011, in connection with the issuance of bridge notes payable as described above, the Company issued 37,500 warrants to purchase the Company's common stock at $0.60 per share expiring five years from the date of issuance.  The fair value of the warrants was determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	284.80%
Risk free rate:	0.96%

The fair value of $20,594 was charged to current period operations.

NOTE 16 - SUBSEQUENT EVENTS

As of September 30, 2011, the Company was classified as a development stage company, which is defined by the Financial Accounting Standards Board (“FASB”) as an entity that has not commenced planned principal operations and has no significant revenue.  However, in September 2011, the Company commenced a five-well workover on its four oil and gas lease holdings in Montana.  During the month of October 2011, the Company completed the first phase of workovers on two of its five wells and began producing a mixture of the water used down hole in the workover operations and oil from the producing formations.  As a consequence of this phase of the workovers, the Company collected and sold approximately 582 barrels of oil, cumulatively, from these two wells, resulting in revenues to the Company which will be recognized in the fourth quarter, ending December 31, 2011.  Accordingly, the Company is no longer considered a development stage company.

As of November 11, 2011, the Company has sold in the Offering 25.875 Units to 32 investors for an aggregate purchase price of $646,875, including the $350,000 discussed above in “Note 11 – Notes Payable-Bridge.” The Company relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 506 of Regulation D promulgated pursuant thereto in conducting the offering.  The Company believes that each investor is an “accredited investor” under Rule 501 under Regulation D of the Act and had adequate access to information about the Company.

The Company has extended the repayment of the Bridge Notes for the Extension Period, and the Bridge Notes are due to be paid on November 30, 2011.

In addition to the placement agents listed above in “Note 11 – Notes Payable-Bridge,” the Company has entered into placement agent agreements on substantially the same terms with the following broker-dealers registered with the SEC and who are members of the FINRA: Aegis Capital Corp. and Halcyon Cabot Partners, Ltd.

On November 2, 2011, the three board members of the Company were appointed as officers and directors of the NAEG Economic Development Corporation, a not-for-profit entity formed for the purpose of supporting worthy causes and local programs on reservations throughout the United States, which in turn promote Native American economic self-sufficiency.  Joseph D’Arrigo was appointed as President and Director; Raj Nanvaan was appointed as Vice President, Treasurer & Director; and Richard Ross was appointed as Corporate Secretary & Director of the entity.

On November 11, 2011, we entered into a Loan Terms Agreement (the “Loan Term Agreement”) with High Capital Funding, LLC (“HCF”) pursuant to which High Capital Funding agreed to loan us money in an amount not less than $371,000 and not greater than $450,000, subject to us meeting certain production milestones, in the form of secured loans bearing interest at the rate of 6.25% per year and maturing on February 29, 2011 (the “Secured Loans”).  The actual amount lent will be the difference between the $450,000 and other financing we may receive, including through the Offering and through certain factoring or receivable financing of sales of oil.  The Secured Loans will be secured with the same collateral securing the Bridge Notes but shall be subordinate to the Bridge Notes.  The Secured Loans shall be prepaid at the final closing of any equity and/or debt financing of at least $3,000,000 which occurs after November 30, 2011; provided, however, that any remaining outstanding Bridge Notes shall be repaid prior to the repayment of any of HCF’s Secured Loans.  Under the Loan Term Agreement and in lieu of equity kicker shares as provided for investors in the Offering, HCF is also received five-year cashless exercise warrants to purchase our shares of common stock at par value; provided, however, that (i) the exercise terms of the warrants restrict HCF from being the beneficial owner of more than 9.5% of our common stock immediately following any warrant exercise; and (ii) each warrant is deemed to have a value for tax purposes of $0.10 per share.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the Notes thereto that are included elsewhere in this report.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking.  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national, and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Commission.

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

Overview

We are an energy resource development and management company.  We have three principal projects: (i) development of oil and gas interests in the Williston Basin; (ii) development of coal-bed methane natural gas (CBM) in the Cook Inlet Basin in Alaska; and (iii) planned implementation of vertical-axis wind turbine power generation technology for the production of clean, cost-efficient green energy throughout the United States, including Alaska and all U.S. Indian reservations.

Since 2005, we have primarily been involved in the acquisition and management of Native American land and fee land acreage in Montana and Alaska and the exploration for, and development of, proven oil and natural gas properties which our management believes have potential for improved production rates and resulting income by application of both conventional and non-conventional resource recovery improvement and enhancement techniques, including horizontal drilling and high-pressure lateral jetting.

Results of Operations for the Three Months Ended September 30, 2011 as compared to the Three Months Ended September 30, 2010:

Revenues

We have not generated any revenues for the three months ended September 30, 2011 and 2010.

Operating Expenses

Selling, General, and Administrative

Selling, general, and administrative expenses increased from $285,611 for the three months ended September 30, 2010 to $1,725,558 for the three months ended September 30, 2011.  The increase of $1,439,947, or 504%, is primarily attributable to an increase in equity-based compensation issued to consultants and service providers.

Impairment of undeveloped properties

Impairment of undeveloped properties decreased to $0 for the three months ended September 30, 2011 from $25,149 for the three months ended September 30, 2010.  This decrease is attributed to our current progress with our unevaluated and our undeveloped properties not requiring impairment.

Depreciation and Amortization

Depreciation and amortization decreased from $59,206 for the three months ended September 30, 2010 to $32,480 for the three months ended September 30, 2011.  The decrease of $26,726 is attributable to our prior year amortization of acquired licenses.

Total Operating Expenses

Total operating expenses increased to $1,758,038 for the three months ended September 30, 2011 from $369,966 for the three months ended September 30, 2010.  The increase of $1,388,072 is primarily attributable to the increase in equitybased compensation issued to consultants and services providers.

Other Income

Other income increased to $33,313 for the three months ended September 30, 2011 from $14,393 for the three months ended September 30, 2010.  Income of $33,313 was from the sale of oil collected as a byproduct of well testing.

Interest Expenses, net

Interest expense, net for the three months ended September 30, 2011, increased by $276,194 to $288,408 from $12,214 for the three months ended September 30, 2010.  The increase in interest expense was due to issuing common shares in connection with our bridge financing charged to period interest.

Net (Loss)

Net loss for the three months ended September 30, 2011 increased to $2,013,045 from a net loss of $367,610 for the three months ended September 30, 2010.  The increase of $1,645,435 is primarily attributable to the factors described above.

Results of Operations for the Nine Months Ended September 30, 2011 as compared to the Nine Months Ended September 30, 2010:

Revenues

We have not generated any revenues for the nine months ended September 30, 2011 and 2010.

Operating Expenses

Selling, General and Administrative

Selling, general, and administrative expenses increased from $742,925 for the nine months ended September 30, 2010 to $3,105,891 for the nine months ended September 30, 2011.  The increase of $2,362,966, or 318%, is primarily attributable to an increase in equity-based compensation issued to consultants and service providers.

Impairment of undeveloped properties

Impairment of undeveloped properties for the nine months ended September 30, 2011 decreased to $28,773 from $46,940 for the nine months ended September 30, 2010.  This decrease is attributed to our current progress with our unevaluated and our undeveloped properties not requiring impairment

Depreciation and Amortization

Depreciation and amortization decreased from $156,439 for the nine months ended September 30, 2010 to $94,399 for the nine months ended September 30, 2011.  The decrease of $62,040 is attributable to our prior year amortization of acquired licenses.

Total Operating Expenses

Total operating expenses increased to $3,229,063 for the nine months ended September 30, 2011 from $946,304 for the nine months ended September 30, 2010.  The increase of $2,282,759 is primarily attributable to the increase in equity-based compensation issued to consultants and services providers.

Other Income

Other income decreased to $55,131 for the nine months ended September 30, 2011 from $57,493 for the nine months ended September 30, 2010.  Income of $55,131 was from the sale of oil collected as a byproduct of well testing for the current period as compared to $43,100 recorded for cancellation of debt in the same period last year.

Interest Expenses, net

Interest expense, net for the nine months ended September 30, 2011, increased by $277,573 to $324,388 from $46,815 for the nine months ended September 30, 2010.  The increase in interest expense was due to issuing common shares in connection with our bridge financing charged to period interest.

Net (Loss)

Net loss for the nine months ended September 30, 2011 increased to $3,493,287 from a net loss of $934,617 for the nine months ended September 30, 2010.  The increase of $2,558,670 is primarily attributable to the factors described above.

Liquidity and Capital Resources

We have generated minimal revenues between September 30, 2011 and the date of this report.  We have continued to incur expenses and have limited sources of liquidity.  Our limited financial resources have had an adverse impact on our liquidity, activities, and operations.  These limitations have also adversely affected our ability to obtain certain projects and pursue additional business ventures.  We may have to borrow money from stockholders or issue debt or equity securities in order to fund expenditures for exploration and development and general administration or enter into a strategic arrangement with a third party.  There can be no assurance that additional funds will be available to us on favorable terms or at all.

Further, on May 27, 2010, the Depository Trust Company (“DTC”) suspended its electronic trade and settlement services (also known as a “global lock”) on our common stock.  Although our management is diligently working on having this global lock removed, there can be no assurance that we will be successful.  Investors are cautioned that our shares are ineligible for delivery, transfer or withdrawal through the electronic DTC system in secondary trading until the global lock is removed by DTC.  Our shares may still trade in certificate form.

As of September 30, 2011, we had a working capital deficit of $2,711,076.  For the nine months ended September 30, 2011, we generated a net cash flow deficit from operating activities of $188,001, consisting primarily of year-to-date losses of $3,493,287.  Non-cash adjustments included $94,399 in depreciation and amortization charges, as well as common stock issued in connection with debt of $261,250 and $2,448,986 for equity-based compensation.  Additionally, we had a net decrease in current assets of $86,900 and a net increase in current liabilities of $418,544.  Cash used in investing activity was $786,279, consisting of $769,332 in investment in oil and gas property development and $16,947 in acquiring equipment.  Cash provided by financing activities for the nine months ended September 30, 2011 totaled $1,110,333, consisting of proceeds from the sale of our common stock and proceeds from loans and notes payable, net with repayments on notes and loans payable.

Our liquidity needs consist of our working capital requirements, indebtedness payments, and property development expenditures.  Historically, we have financed our operations through the sale of equity and debt securities exempt from the registration requirements of the Securities Act, as well as borrowings from various credit sources; and we have adjusted our operations and development to our level of capitalization.

We expect that potential financing sources will primarily be obtained through the private placement of our securities, including, without limitation, the issuance of notes payable and other debt, the terms, and conditions of which will depend upon the transaction size, market conditions and other factors.

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

We also are unable to determine whether we will generate sufficient cash flow from our future oil and gas operations to fund our future operations.  Although we expect cash flow from future operations to rise as we are able to improve our operations, and that the number of projects we successfully develop will grow, we will continue to focus, in the near term, on raising additional capital, likely through the private placement of our equity securities or other debt securities.

We need to raise capital to fund the development of future wells.  There can be no assurance that additional funding will be available on favorable terms, if at all.  To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities would result in dilution of the existing stockholders’ shares.  If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly, or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets that we would not otherwise relinquish.

Our long term viability depends on our ability to obtain adequate sources of debt or equity financing to meet current commitments and fund the continuation of our business operations, and to ultimately achieve enough profits and cash flow from operations to sustain our business.

Impact of Default

As we disclosed in our financial statements, certain notes, loan payables, and operating lease obligations are currently in default.

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

While the terms of payment of the $500,000 were not definitively memorialized in the March 2010 amendment, it is contemplated to involve partial payment if and when we receive funding and/or when we have generated sufficient cash flow from net income.  The commitment is contemplated to be paid in full by March 31, 2012; and, since March 2010, we have made payments totaling $30,500, leaving a current outstanding balance due under this commitment of $469,500.  Despite the outstanding balance due, we have been granted full and complete use of the license by Windaus.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

The accounting policies identified as critical are as follows:

•	Equity based compensation;
•	Revenue recognition; and
•	Accounting for undeveloped oil and gas properties.

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

Accounting for Undeveloped Oil and Gas Properties

Acquisition, exploration, and development of oil and gas activities are capitalized when costs are recoverable and directly result in an identifiable future benefit, following the full cost method of accounting.  Improvements that increase capacity or extend the useful lives of assets are capitalized while maintenance and turnaround costs are expensed as incurred.

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

Recently Issued Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries, and are not expected to a have a material impact on our financial position, results of operations or cash flows.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4 – CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.  Based on this evaluation, and because of our limited resources and limited number of employees, our management concluded that our disclosure controls and procedures were ineffective as of September 30, 2011 due to a material weakness in internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

b) Management’s Quarterly Report on Internal Control over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Our internal control system is a process designed by, or under the supervision of, our principal executive and principal financial officer, or persons performing similar functions, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011.  As a result of its assessment, management identified a material weakness in our internal control over financial reporting.  Based on the weakness described below, management concluded that our internal control over financial reporting was not effective as of September 30, 2011.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of September 30, 2011:

•
While there were internal controls and procedures in place that relate to financial reporting and the prevention and detection of material misstatements, these controls did not meet the required documentation and effectiveness requirements under the Sarbanes-Oxley Act (“SOX”), and therefore, management could not certify that these controls were correctly implemented.  As a result, it was management’s opinion that the lack of documentation warranted a material weakness in the financial reporting process.

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

There were no significant changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The information required by Item 1 is included in “Notes to the Consolidated Financial Statements—Note 13 – Commitments and Obligation—Litigation.”

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2011, we issued and sold to one investor 40,000 shares of our common stock at a per share purchase price of $0.25 for proceeds of $10,000.  Such proceeds were used for general administrative expenses, auditor’s fees, legal fees, and financial statement preparation.  In connection with the issuances of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated pursuant thereto.  We believe that the investor is an “accredited investor” under Rule 501 under Regulation D of the Securities Act and had adequate access to information about us.

Further information required by Item 2 is included in “Notes to the Consolidated Financial Statements—Note 11 – Notes Payable-Bridge” and “Notes to the Consolidated Financial Statements—Note 16 – Subsequent Events.”

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this item.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

The information required by Item 5 is included in “Notes to the Consolidated Financial Statements—Note 16 –Subsequent Events.”

ITEM 6 – EXHIBITS

Exhibits:

Exhibit No.	Description
10.1*	Commercial Proposal dated July 28, 2011

10.2	Financing Agreement dated as of July 25, 2011 with High Capital Funding, LLC, David A. Rapaport, and investors signatory thereto

10.3	Mortgage, Security Agreement and Financing Agreement dated July 28, 2011, with High Capital Funding, LLC

10.4	Form of Placement Agent Agreement

Exhibit No.	Description
10.5	Form of Bridge Unit Subscription Agreement

10.6	Form of Bridge Unit Investor Representations and Warranties Agreement

10.7	Form of Bridge Note

10.8	Loan Terms Agreement dated as of November 8, 2011 with High Capital Funding, LLC

10.9	Mortgage, Security Agreement and Financing Agreement dated November 8, 2011, with High Capital Funding, LLC

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

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document
101SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101LAB	XBRL Taxonomy Extension Label Linkbase Document.
101PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Confidential treatment has been requested with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 11, 2011	NATIVE AMERICAN ENERGY GROUP, INC.

	By:	/s/ Joseph G. D’Arrigo
Name: Joseph G. D’Arrigo
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Raj S. Nanvaan
Name: Raj S. Nanvaan
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)