Form 10-Q
period 2012-03-31
Native American Energy Group, Inc.
filed 2012-05-21
CIK 1499501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended: March 31, 2012

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

☐	Large Accelerated Filer	☐	Accelerated Filer

☐	Non-Accelerated Filer	☒	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☐

As of May 21, 2012, there were 35,283,136 shares issued and outstanding of the registrant’s common stock.

NATIVE AMERICAN ENERGY GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

i

FORWARD-LOOKING STATEMENTS

Written forward–looking statements may appear in documents filed with the Securities and Exchange Commission (“SEC”), including this quarterly report on Form 10-Q, documents incorporated by reference, reports to stockholders and other communications.

Forward–looking statements appear in a number of places in this quarterly report on Form 10-Q and include but are not limited to management’s comments regarding business strategy, workover activities at our oil and gas properties, meeting our capital raising targets and following any use of proceeds plans, our ability to and methods by which we may raise additional capital, production and future operating results.

In this quarterly report on Form 10-Q, the use of words such as “anticipate,” “continue,” “estimate,” “expect,” “likely,” “may,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties.  While we believe that the expectations reflected in those forward–looking statements are reasonable, we cannot assure you that these expectations will prove to be correct.  Our actual results could differ materially from those anticipated in these forward–looking statements.  The differences between actual results and those predicted by the forward-looking statements could be material.  Forward-looking statements are based upon our expectations relating to, among other things:

☐	oil and natural gas prices and demand;
☐	our future financial position, including cash flow, debt levels and anticipated liquidity;
☐	the timing, effects and success of our acquisitions, dispositions and workover activities;
☐	uncertainties in the estimation of proved reserves and in the projection of future rates of production;
☐	timing, amount, and marketability of production;
☐	our ability to find, acquire, market, develop and produce new properties;
☐	effectiveness of management strategies and decisions;
☐	the strength and financial resources of our competitors;
☐	climatic conditions;
☐	the receipt of governmental permits and other approvals relating to our operations;
☐	unanticipated recovery or production problems; and
☐	uncontrollable flows of oil, gas, or well fluids.

Many of these factors are beyond our ability to control or predict.  These factors do not represent a complete list of the factors that may affect us.  We do not undertake to update our forward–looking statements.

ii

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIVE AMERICAN ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$21,715	$17,735
Accounts receivable	-	15,213
Prepaid expenses	-	34,923
Total current assets	21,715	67,871

Other property plant and equipment, net	577,667	617,457

Other assets:
Collateral on surety bonds	175,117	175,030
Security deposits	53,093	52,093
Total other assets	228,210	227,123

Total assets	$827,592	$912,451

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$2,263,468	$2,430,370
Put liability	100,000	100,000
Capital leases and notes payable, short term	524,668	524,252
Notes payable, bridge, net of debt discounts	750,000	680,755
Loans payable, net of debt discounts	1,370,326	1,265,819
Total current liabilities	5,008,462	5,001,196

Long term debt:
Notes payable	13,980	14,841

Total liabilities	5,022,442	5,016,037

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, par value $0.0001; 1,000,000 shares authorized, 500,000 shares issued and outstanding as of March 31, 31, 2012 and December 31, 2011	50	50
Common stock, par value $0.001; 1,000,000,000 shares authorized, 36,387,336 and 35,128,580 shares issued as of March 31, 2012 and December 31, 2011, respectively; 36,387,336 and 33,389,830 shares outstanding as of March 31, 2012 and December 31, 2011, respectively	36,388	33,390
Additional paid in capital	25,492,389	23,137,767
Deficit accumulated during development stage	(29,723,677)	(27,274,793)
Total stockholders' equity (deficit)	(4,194,850)	(4,103,586)

Total liabilities and stockholders' equity (deficit)	$827,592	$912,451

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(a development stage company)

			From January 18,
			2005
			(date of inception)
	Three months ended March 31,		through
	2012	2011	March 31, 2012
REVENUE	$-	$-	$-

Operating expenses:
Selling, general and administrative	433,823	202,291	17,998,743
Impairment of undeveloped properties	-	4,652	5,410,802
Impairment of acquired licenses	-	-	2,500,000
Loss on repossession of fixed assets	-	-	56,622
Litigation settlement	1,757,182	-	2,173,620
Depreciation and amortization	39,790	30,835	423,521
Total operating expenses	2,230,795	237,778	28,563,308

Loss from operations	(2,230,795)	(237,778)	(28,563,308)

Other income (expense):
Interest income	87	65	26,540
Gain on settlement of debt	-	-	62,002
Other income	11,572	-	305,536
Interest expense	(229,747)	(15,097)	(1,554,446)

Loss before provision for income taxes	(2,448,884)	(252,810)	(29,723,677)

Provision for income taxes (benefit)	-	-	-

NET LOSS	$(2,448,884)	$(252,810)	$(29,723,677)

Net loss per common share, basic and fully diluted
	$(0.07)	$(0.01)
Weighted average number of outstanding shares, basic and fully diluted	35,256,867	27,131,919

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

(a development stage company)

FROM JANUARY 1, 2012 THROUGH MARCH 31, 2012

(unaudited)

	Preferred stock		Common stock		Additional	Common shares to be issued		Common Stock	Deficit Accumulated during
	Shares	Amount	Shares	Amount	Paid in Capital	Shares	Amount	Subscription	Development Stage	Total
Balance, December 31, 2011	500,000	$50	33,389,830	$33,390	$23,137,767	$-	$-	$-	$(27,274,793)	$(4,103,586)
Sale of common stock	-	-	592,000	592	147,408	-	-	-	-	148,000
Common stock issued for services	-	-	60,000	60	35,940	-	-	-	-	36,000
Common stock issued in settlement of litigation	-	-	2,345,506	2,346	789,871	-	-	-	-	792,217
Fair value of warrant obligation to be issued in settlement of obligation	-	-	-	-	1,381,403	-	-	-	-	1,381,403
Net loss	-	-	-	-	-	-	-	-	(2,448,884)	(2,448,884)
Balance, March 31, 2012	500,000	$50	36,387,336	$36,388	$25,492,389	$-	$-	$-	$(29,723,677)	$(4,194,850)

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			From January 18, 2005
	Three months ended March 31,		(date of inception) through
	2012	2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,448,884)	$(252,810)	$(29,723,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,790	30,835	559,107
Impairment losses	-	-	7,829,119
Losses on repossession of fixed assets	-	-	56,622
Equity based compensation	70,923	90,500	12,291,124
Gain on settlement of debt	-	-	(62,002)
Common stock issued in connection with debt	-	-	374,769
Common stock issued in settlement of litigation	375,779	-	375,779
Fair value of warrants to be issued in settlement of litigation	1,381,403	-	1,381,403
Fair value of warrants issued in connection with debt	177,420	-	253,209
Preferred stock issued for services	-	-	400,000
(Increase) decrease in:
Accounts receivable	15,213		-
Licensing	-	-	(30,000)
Guarantee fees	-	-	(4,357)
Surety bond	(87)	(65)	(170,760)
Deposits	(1,000)	107,997	(53,093)
Increase (decrease) in:
Accounts payable and accrued expenses	249,536	(58,364)	3,013,991
Net cash (used in) operating activities	(139,907)	(81,907)	(3,508,766)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in oil and gas properties	-	-	(1,986,949)
Purchase of property and equipment	-	-	(2,784,883)
Net cash (used in) investing activities	-	-	(4,771,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and subscriptions	148,000	35,000	1,426,225
Proceeds from sale of royalty interest	-	-	2,923,570
Proceeds from loans payable	14,000	82,000	2,680,591
Proceeds from notes payable	-	-	951,964
Contributions by major shareholders	-	-	1,315,963
Payments of capital leases	-	-	(497,102)
Payments on loans payable	(17,672)	(31,200)	(413,097)
Payments of notes payable	(441)	-	(85,801)
Net cash provided by financing activities	143,887	85,800	8,302,313

Net (decrease) increase in cash and cash equivalents	3,980	3,893	21,715
Cash and cash equivalents, beginning of the period	17,735	5,828	-

Cash and cash equivalents, end of period	$21,715	$9,721	$21,715

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for interest	$-	$-	$-
Cash paid during period for taxes	$-	$-	$800

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services rendered	$70,923	$72,000	$12,265,949
Common stock issued for licensing	$-	$-	$2,000,002
Common stock issued for conversion of debt	$-	$-	$1,526,258
Preferred stock issued for services rendered	$-	$-	$400,000

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

The consolidated financial statements include the accounts of the Company, including our wholly owned subsidiary, NAEG Alaska Corporation (“NAEG Alaska”), a Delaware corporation incorporated in 2005 that was formerly known as Fowler Oil & Gas Corporation, and its wholly owned subsidiary, NAEG CBM Operations LLC (“NAEG Operations”), an Alaskan limited liability company formed in August 2006 that was formerly known as Fowler Oil & Gas Alaska, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

To implement its current business plan, significant additional financing will be required and the Company will need to be successful in its efforts to identify, acquire and develop oil and gas reserves that are economically recoverable.

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing oil and gas reserves.  To date, the Company, has not generated sales revenues, has incurred expenses, and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through March 31, 2012, the Company has accumulated losses of $29,723,677.

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2012.

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

MARCH 31, 2012 (Continued)

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

MARCH 31, 2012 (Continued)

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

During the year ended December 31, 2011, the Company management performed an evaluation of its unproved properties for purposes of determining the implied fair value of the assets at the end of each respective year. The test indicated that the recorded remaining book value of its unproved properties exceeded its fair value for the years ended December 31, 2011.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $690,552, net of tax, or $0.02 per share during the year ended December 31, 2011to reduce the carrying value of the unproved properties to $-0-. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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

NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (Continued)

Other Income

During the three months ended March 31, 2012, we received proceeds from the sale of oil from one well on our sites in the amount of $11,572, included as other income on the statement of operations.

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

As of March 31, 2012, there were no outstanding employee stock options.

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

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expenses are $-0- for the three months ended March 31, 2012, 2011 and from January 18, 2005 (date of inception) through March 31, 2012.

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

MARCH 31, 2012 (Continued)

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

NOTE 2 – GOING CONCERN MATTERS

The Company has incurred a net loss of $2,448,884 and $252,810 for the three months ended March 31, 2012 and 2011, respectively.  The Company has incurred significant losses and has an accumulated deficit of $29,723,677 at March 31, 2012.  These factors raised substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	March 31,	December 31,
	2012	2011
Field equipment	$1,116,585	$1,116,585
Office equipment	40,283	40,283
Furniture and fixtures	31,704	31,704
Transportation equipment	54,250	54,250
Leasehold improvements	39,806	39,806
Total	1,282,628	1,282,628
Less accumulated depreciation	(704,961)	(665,171)
Net	$577,667	$617,457

NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (Continued)

Depreciation is recorded ratably over the estimated useful lives of 5 to 10 years.  Depreciation expense was $39,790, $30,835 and $423,521 for the three months ended March 31, 2012 and 2011 and from January 18, 2005 (date of inception) through March 31, 2012 respectively.

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

NOTE 5 – SURETY BONDS

The Company has an aggregate of $175,117 and $175,030, as of March 31, 2012 and December 31, 2011, respectively, deposited in a financial institution as collateral for posted surety bonds with various governmental agencies as assurance for possible well-site reclamation, if required.  The Company is obligated to maintain a surety bond in conjunction with certain acquired leases.  Our obligation for site reclamation does not become a liability until production begins.

NOTE 6 – SECURITY DEPOSITS

The Company has an aggregate of $50,000 and $150,000 as of March 31, 2012 and December 31, 2011, respectively, deposited in two financial institutions as collateral for posted surety bonds with various governmental agencies in Alaska and Montana as assurance for possible well-site reclamation, if required.  The Company is obligated to maintain a surety bond in conjunction with certain drilling permits.  In March 2011, the Company cancelled one of its oil and gas surety bonds in the amount $100,000 issued to the Alaska Oil & Gas Conservation Commission (“AOGCC”) for its Kircher Unit state drilling permit in Alaska. As a result of the bond termination, the financial institution returned the $100,000 cash collateral to the Company. In the event that the Company re-applies for the state drilling permit with the AOGCC, it will be required to re-post a bond in the amount of $100,000.  During the year ended December 31, 2011, the Company forfeited an $8,590 deposit held as security for its corporate office lease in New York.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

	March 31,	December 31,
	2012	2011
Accounts payable and accrued expenses	$1,973,750	$2,192,317
Accrued interest	289,718	238,053
	$2,263,468	$2,430,370

NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (Continued)

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

NOTE 9 – CAPITAL LEASES AND NOTES PAYABLE

Notes payable are comprised of the following:

	March 31, 2012	December 31, 2011
Note payable, due in monthly installments of $589 including interest of 24.9% due to mature in December 2015, secured by equipment	$17,359	$17,804
Note payable, due in monthly installments of $369 including interest of 2.9%, due to mature in April 2013, secured by related equipment. Currently in default	$14,788	$14,788
Note payable, due in monthly installments of $1,022 including interest of 18.89%, due to mature in July 2013, secured by related equipment. Currently in default	$37,001	$37,001
Note payable, due in March 2012 at 0% interest.	469,500	469,500
Sub-total	538,648	539,093
Less current portion	524,668	524,252
Long term portion	$13,980	$14,841

During the year ended December 31, 2011, the Company was notified by the lender that it will not be held responsible for an installment loan previously in default of $10,109 including accrued interest of $6,703 Accordingly, the Company recorded a gain on settlement of debt of $16,812.7

NOTE 10 – LOANS PAYABLE

Loans payable are comprised of the following:

	March 31, 2012	December 31, 2011
Loan payable, - bearing 7.5% per annum with no specific due date, guaranteed by Company officers. Currently in default.	$130,000	$130,000
Loan payable, bearing 6.25% per annum, secured by certain oil and gas properties; due February 29, 2012, net of debt discount of $-0- and $83,432, respectively. Currently in default	593,000	509,568
Loan payable, bearing 12% per annum through February 29, 2012; 15% thereafter, secured by certain oil and gas properties; due April 29, 2012, net of debt discount of $7,886 and $32,632, respectively.	122,114	97,368
Various loans payable, with interest rates from 4% to 20% per annum, unsecured, currently in default ($114,461 and $103,133 related party loans, respectively), net of debt discount of $-0- and $69,245, respectively.	525,212	428,883
Total	1,370,326	1,265,819

NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (Continued)

	March 31, 2012	December 31, 2011
Less current portion	1,370,326	1,265,819
Long term portion	$-0-	$-0-

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

In connection with the issuance of the Units, the Company issued an aggregate of 1,500,000 shares of its common stock.  The fair value of the common stock of $440,938 was recorded as a debt discount and amortized ratably to current period interest expense. During the year ended December 31, 2011, the Company has amortized $371,693 to interest expense.

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

NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (Continued)

NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2012, the Company was authorized to issue 1,000,000 shares of its $0.0001 par value Series A Convertible Preferred Stock (the “Series A”), and 500,000 shares of the Series A were issued and outstanding.

The information contained in “Notes to the Consolidated Financial Statements—Note 16 – Subsequent Events - Amendments to Certificate of Incorporation; Designations of Preferred Stock” is incorporated herein by this reference.

Common stock

The Company is authorized to issue 1,000,000,000 shares of its $0.001 par value common stock.  As of March 31, 2012 there were 36,387,336 shares issued and outstanding.

During the three months ended March 31, 2012, the Company issued an aggregate of 60,000 shares for services rendered valued at $36,000.

NOTE 13 – COMMITMENTS AND OBLIGATIONS

Overriding Royalty Interests

On April 11, 2005, the principal stockholders of the Company formed NAEG Founders Holding Corporation (formerly NAEG Founders Corporation) for the purpose of selling a 5% overriding royalty interest in the Company’s future oil and gas production.  The Company sold a 5% overriding royalty interest on future potential oil and gas production from oil and gas properties held and operated by the Company.  During the years ended December 31, 2007 and 2008, the Company received payments of $1,715,000 and $1,208,570, respectively, and was recorded as additional paid in capital in each respectively year.

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

NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (Continued)

In an effort to avoid further litigation, we, on behalf of Defendants, have agreed to issue to the Plaintiffs an aggregate of 606,756 shares of our common stock in addition to the 1,738,750 shares already held in escrow for a total of 2,345,506 shares of our Common Stock (the "Settlement Shares"). We have further agreed that within 30 calendar days of the removal of the suspension of electronic trade and settlement services (also known as a “global lock”) on our common stock imposed by the Depositary Trust Company (“DTC”) on May 27, 2010, we will issue each Plaintiff an individual warrant. The term of each individual warrant shall be for two years from the date of the removal of the DTC Global Lock (as defined and described below under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources”) and shall be for the purchase of a number of shares of our common stock equal to the number of Settlement Shares received by that individual Plaintiff, with an exercise price of $0.70 per share.

In consideration for the above, the Plaintiffs agreed to dismiss all claims alleged in the lawsuit with prejudice and on January 30, 2012 filed with the Court a Notice of Voluntary Dismissal with Prejudice.

The fair value of the warrant obligation of $1,381,403 was determined using the Black Scholes option pricing method with the following assumptions: Dividend yield of 0%; risk free rate of 0.12%; volatility of 431.55%; and expected life as the contract life. The determined fair value was charged to current period operations during the three months ended March 31, 2012.

To the best knowledge of management, there are no material litigation matters pending or threatened against us.

NOTE 14 – RELATED PARTY TRANSACTIONS

From January 18, 2005 (date of inception) through March 31, 2012, our principal stockholders have contributed an aggregate of $1,315,963 in working capital with the funds thereof reflected as additional paid in capital in the Company’s financial statements.

In conjunction with the reverse acquisition in 2009, the Company issued an aggregate of 10,000,000 shares of common stock and 500,000 shares of convertible preferred stock to two officers of Native American Energy Group, Inc.

As of March 31, 2012, Joseph D’Arrigo has a loan outstanding to us of $25,050, and Raj Nanvaan has a loan outstanding to us of $83,411. These loans are included in our loans payable and were made interest free. There is no benefit to either Mr. D’Arrigo or Mr. Nanvaan directly or indirectly from providing such loans.

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

MARCH 31, 2012 (Continued)

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

NOTE 15 -STOCK OPTIONS AND WARRANTS

Stock Options

As of March 31, 2012 and December 31, 2011, there were no outstanding options.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock at March 31, 2012:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.001	648,000	4.65	$0.001	648,000	$0.001
0.60	150,000	4.67	0.60	150,000	0.60
	798,000	4.66	$0.11	798,000	$0.11

NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (Continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at December 31, 2010	-	$-
Granted	798,000	0.11
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at December 31, 2011	798,000	0.11
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at March 31, 2012	798,000	$0.11

As described in Note 13 above, the Company is obligated to issue an aggregate of 2,345,506 warrants to purchase the Company's common stock exercisable at $0.70 per share for two years from the date of issuance within 30 calendar days of the removal of the global lock by DTC . The Company determined that the requirement to issue was probable and accordingly accrued $1,381,403 to current period operations. The estimated fair value was determined using the Black Scholes option pricing method with the following assumptions: Dividend yield- 0%, risk free rate-0.12%, volatility- 431.55%, expected life-contract life.

NOTE 16 - SUBSEQUENT EVENTS

Amendments to Certificate of Incorporation; Designations of Preferred Stock

On May 8, 2012, the Company filed with the Delaware Secretary of State a Certificate of Amendment to its Certificate of Incorporation establishing a class of blank check preferred stock comprised of 20,000,000 shares, in addition to its 1,000,000,000 authorized common stock and 1,000,000 authorized Series A Convertible Preferred Stock (the “Series A”).

On May 9, 2012, the Company filed a Certificate of Designations designating 5,750,000 of the newly created blank check preferred as Series B Callable Preferred Stock (the “Series B”) and setting forth the rights, powers, designations and preferences of the Series B.

On May 10, 2012, the Company filed a Certificate of Amendment to its Certificate of Designations for the Series A dated September 22, 2009.

The Series A

The general attributes of the Series A is as follows:

Rank. The Series A ranks junior to the Senior B and pari passu with our common stock for liquidation and dividend rights.

Dividends.  Holders of the Series A shall be entitled to receive cumulative dividends quarterly at the rate of 13% per annum of (as adjusted for subdivisions, combinations, stock dividends, recapitalizations and the like, the “Original Issue Price”) for the first year following the original date of issuance of such share of Series B, and at the rate of 15% per annum of the Original Issue Price for each subsequent year until such share of Series B is redeemed.  No dividends or other distributions shall be made or declared, in cash or in kind, to holders of the Series A or our common stockholders unless and until a dividend of like amount is first paid in full to holders of the Series B.

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

NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (Continued)

On October 23, 2009, in conjunction with the reverse acquisition, the Company issued an aggregate of 500,000 shares of the Series A to principal officers of the Company.

The Series B

The general attributes of the Series B is as follows:

Rank. The Series B ranks senior to the Senior A and our common stock for liquidation and dividend rights.

Dividends.  Holders of the Series B shall be entitled to receive dividends when and if declared by the Board of Directors.  Notwithstanding the forgoing, no dividends or other distributions shall be made or declared, in cash or in kind, to holders of the Series A or to our common unless and until a dividend of like amount is first paid in full to holders of the Series B.

Redemption. The Series B shall not be redeemable by the Company prior to one year after the original date of issuance of each shares, after which time such share may be redeemed by the Company at any time at a redemption price of $1.00 plus all unpaid dividends thereon.

Recent Sales of Unregistered Securities

In April 2012, we issued and sold 675,800 shares of our common stock to 13 investors at a per share purchase price of $0.25 for proceeds of $168,950 and 60,000 shares of common stock to one entity for services provided, valued at $30,000.

On May 3, 2012, we issued 60,000 shares to a law firm for legal services provided, valued at $30,000.

Each of the above issuances was made pursuant to an exemption from registration in reliance upon Section 4(2) of the Securities Act.

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

Due to our limited financial and organizational resources, however, we have amended our Technology License & Distribution Agreement (the “TLDA”) with Windaus Energy, Inc. (“Windaus”) and are currently focusing on completing the   work-overs and enhanced oil recovery operations on five wells in the Williston Basin in Montana.

Results of Operations for the Three Months Ended March 31, 2012 as compared to the Three Months Ended March 31, 2011:

Revenues

We have not generated any revenues for the three months ended March 31, 2012 and 2011.

Operating Expenses

Selling, General, and Administrative

Selling, general, and administrative expenses increased from $202,291 for the three months ended March 31, 2011 to $433,823 for the three months ended March 31, 2012.  The increase of $231,532, or 114%, is primarily attributable to an increase in equity-based compensation issued to consultants and service providers.

Impairment of undeveloped properties

Impairment of undeveloped properties decreased to $0 for the three months ended March 31, 2012 from $4,652 for the three months ended March 31, 2011.  This decrease is attributed to our current progress with our unevaluated and our undeveloped properties not requiring impairment.

Litigation Settlement

During the three months ended March 31, 2012, we concluded litigation as described in our accompanying financial statements. As such, we incurred a $1,757,182 charge in the three months ended March 31, 2012 comprised of additional shares of our common stock and an obligation to issue warrants based on certain conditions occurring. During the three months ended March 31, 2011, we did not have any incurred costs.

Depreciation and Amortization

Depreciation and amortization increased from $30,835 for the three months ended March 31, 2011 to $39,790 for the three months ended March 31, 2012.  The increase of $8,955 is attributable to additional equipment added in the latter part of 2011.

Total Operating Expenses

Total operating expenses increased to $2,230,795 for the three months ended March 31, 2012 from $237,778 for the three months ended March 31, 2011.  The increase of $1,993,017 is primarily attributable to the settlement of litigation as described above and the increase in equity based compensation issued to consultants and services providers.

Other Income

Other income increased to $11,572 for the three months ended March 31, 2012 from $-0- for the three months ended March 31, 2011.  Income of $11,572 was from the sale of oil collected as a byproduct of well testing.

Interest Expenses, net

Interest expense, net for the three months ended March 31, 2012, increased by $214,628 to $229,660 from $15,032 for the three months ended March 31, 2011.  The primary reason for the increase in interest expense was due to issuing common shares and warrants in connection with our bridge financing charged to period interest of $177,420.

Net (Loss)

Net loss for the three months ended March 31, 2012 increased to $2,448,884 from a net loss of $252,810 for the three months ended March 31, 2011.  The increase of $2,196,074 is primarily attributable to the factors described above.

Liquidity and Capital Resources

We have generated minimal revenues between March 31, 2012 and the date of this report.  We have continued to incur expenses and have limited sources of liquidity.  Our limited financial resources have had an adverse impact on our liquidity, activities, and operations.  These limitations have also adversely affected our ability to obtain certain projects and pursue additional business ventures.  We may have to borrow money from stockholders or issue debt or equity securities in order to fund expenditures for exploration and development and general administration or enter into a strategic arrangement with a third party.  There can be no assurance that additional funds will be available to us on favorable terms or at all.

Further, on May 27, 2010, DTC imposed a global lock on our common stock.  Although our management is diligently working on having this global lock removed, and on May 8, 2012, submitted an appeal of the global lock to DTC, there can be no assurance that we will be successful.  Investors are cautioned that our shares are ineligible for delivery, transfer or withdrawal through the electronic DTC system in secondary trading until the global lock is removed by DTC.  Our shares may still trade in certificate form.

As of March 31, 2012, we had a working capital deficit of $4,986,747.  For the three months ended March 31, 2012, we generated a net cash flow deficit from operating activities of $139,907, consisting primarily of year-to-date losses of $2,448,884.  Non-cash adjustments included $39,790 in depreciation and amortization charges, as well as common stock and warrants issued in connection with debt of $177,420, common stock and a warrant issuance obligation in connection with the settlement of ligation of $1,757,182 and $70,923 for equity-based compensation.  Additionally, we had a net decrease in current assets of $14,126 and a net increase in current liabilities of $249,536.  Cash used in investing activity was $-0-.  Cash provided by financing activities for the three months ended March 31, 2012 totaled $143,887, consisting of proceeds from the sale of our common stock and proceeds from loans and notes payable, net with repayments on notes and loans payable.

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

Going Concern and Recent Events

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next three months in order to meet our current and projected cash flow deficits from operations and development.  Our registered independent certified public accountants have stated in their report dated April 16, 2012 that we have incurred operating losses in the last year, and that we are dependent upon management’s ability to develop profitable operations and raise additional capital.  These factors, among others, may raise substantial doubt about our ability to continue as a going concern.

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

Material Commitments

Due to amending our technology license agreement with Windaus Energy, Inc. (“Windaus”) on April 25, 2012, pursuant to which we reduced the licensed territory, relinquished our manufacturing rights, the license fee under the Agreement was adjusted as follows: (i) decrease the amount of shares from 2,000,000 shares to 100,000 shares (95% less), with Windaus returning 2,000,000 shares to NAGP in exchange for NAGP issuing 100,000 shares to Windaus Global Energy, Inc.; and (ii) decrease the cash portion of the fee $500,000 to $100,000, of which $30,500 had already been paid as of the date of the Second Amendment leaving a balance of $69,500 owed to Windaus.

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

The accounting policies identified as critical are as follows:

Stock-Based Payments

We follow ASC 718-10, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative.  This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in ASC 718-10.  We implemented AC 718-10 on January 1, 2006 using the modified prospective method.

As of March 31, 2012, there were no outstanding employee stock options.

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

Capitalized costs and estimated future development costs are amortized on a unit-of-production method based on proved reserves associated with the applicable cost center.  We assess for impairment for oil and natural gas properties for the full cost pool quarterly using a ceiling test to determine if impairment is necessary.  Specifically, the net unamortized costs for each full cost pool, less related deferred income taxes, should not exceed the following: (a) the present value, discounted at 10%, of future net cash flows from estimated production of proved oil and gas reserves, plus (b) all costs being excluded from the amortization base, plus (c) the lower of cost or estimated fair value of unproved properties included in the amortization base, less (d) the income tax effects related to differences between the book and tax basis of the properties involved.  The present value of future net revenues should be based on current prices, with consideration of price changes only to the extent provided by contractual arrangements, as of the latest balance sheet presented.  The full cost ceiling test must take into account the prices of qualifying cash flow hedges in calculating the current price of the quantities of the future production of oil and gas reserves covered by the hedges as of the balance sheet date.  In addition, the use of the hedge-adjusted price should be consistently applied in all reporting periods and the effects of using cash flow hedges in calculating the ceiling test, the portion of future oil and gas production being hedged, and the dollar amount that would have been charged to income had the effects of the cash flow hedges not been considered in calculating the ceiling limitation should be disclosed.  Any excess is charged to expense during the period that the excess occurs.  We did not have any hedging activities during the quarter ended March 31, 2012.  Application of the ceiling test is required for quarterly reporting purposes, and any write-downs cannot be reinstated even if the cost ceiling subsequently increases by year-end.  Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Abandonment of properties is accounted for as adjustments of capitalized costs with no loss recognized.

During the year ended December 31, 2011, the Company management performed an evaluation of its unproved properties for purposes of determining the implied fair value of the assets at the end of each respective year. The test indicated that the recorded remaining book value of its unproved properties exceeded its fair value for the years ended December 31, 2011.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $690,552, net of tax, or $0.02 per share during the year ended December 31, 2011to reduce the carrying value of the unproved properties to $-0-. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Asset Retirement Obligations

We account for reclamation costs under the provisions of ASC 410-20, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  Specifically, the statement requires that retirement obligations be recognized when they are incurred and displayed as liabilities with the initial measurement being at the present value of estimated third party costs.  In addition, the asset retirement cost is capitalized as part of the assets’ carrying value and subsequently allocated to expense over the assets’ useful lives.  There are no changes in the carrying amounts of the asset retirement obligations as no expenses have yet been incurred.

We are obligated to maintain a surety bond in conjunction with certain acquired leases.  Our obligation for site reclamation does not become a liability until production begins.

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

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.  Based on this evaluation, and because of our limited resources and limited number of employees, our management concluded that our disclosure controls and procedures were ineffective as of March 31, 2012 due to a material weakness in internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012.  As a result of its assessment, management identified a material weakness in our internal control over financial reporting.  Based on the weakness described below, management concluded that our internal control over financial reporting was not effective as of March 31, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of March 31, 2011:

☐	While there were internal controls and procedures in place that relate to financial reporting and the prevention and detection of material misstatements, these controls did not meet the required documentation and effectiveness requirements under the Sarbanes-Oxley Act (“SOX”), and therefore, management could not certify that these controls were correctly implemented. As a result, it was management’s opinion that the lack of documentation warranted a material weakness in the financial reporting process.

☐	Our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Financial Officer, as appropriate to allow timely decisions. Inadequate controls include the lack of procedures used for identifying, determining, and calculating required disclosures and other supplementary information requirements.

☐	There is lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by our Chief Financial Officer who also serves as our Chief Operations Officer. This weakness is due to our lack of working capital to hire additional staff during the period covered by this report. We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

 c) Changes in internal control over financial reporting.

There were no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 27, 2012, we (i) agreed to issue to the Plaintiffs the Settlement Shares; and (ii) further agreed that within 30 calendar days of the removal of the DTC Global Lock, we will issue each Plaintiff an individual two-year warrant for the purchase of a number of shares of the Company's common stock equal to the number of Settlement Shares received by that individual Plaintiff, with an exercise price of $0.70 per share, in exchange for the dismissal of the litigation described under “Notes to the Consolidated Financial Statements—Note 13 – Commitments and Obligation—Litigation.”

In January and February 2012, we issued and sold to three investors an aggregate of 232,000 shares of our common stock at a per share purchase price of $0.25 per share for proceeds of $58,000, and 60,000 shares of common stock to one entity for services provided, valued at $30,000.

In March 2012, we issued and sold to 12 investors an aggregate of 360,000 shares of our common stock at a per share purchase price of $0.25 per share for proceeds of $90,000.

In April 2012, we issued and sold 675,800 shares of our common stock to 13 investors at a per share purchase price of $0.25 for proceeds of $168,950 and 60,000 shares of common stock to one entity for services provided, valued at $30,000.

On May 3, 2012, we issued 60,000 shares to a law firm for legal services provided, valued at $30,000.

Each of the above issuances was made pursuant to an exemption from registration in reliance upon Section 4(2) of the Securities Act.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

As of May 1, 2012, we are in default with respect to secured debt totaling an aggregate of $1,603,991 along with other loans payable totaling an aggregate of $571,362. There can be no assurance that we will be able to cure or be given the opportunity to cure the default. Failure to do so may result in the Company having to initiate proceedings (e.g., file a petition of involuntary bankruptcy) to foreclose on any collateral securing the debt. Even if the debt is not secured by collateral, debt holders may still sue for bankruptcy to ensure that our assets are used to repay the debt.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

On August 1, 2011, we entered into a Service Agreement (the “Service Agreement”) with Elite Financial Communications Group, LLC (“Elite”) to provide us with investor relations services, including without limitation informational write-ups, news announcements, and shareholder letters, pursuant to we are paying Elite a monthly retainer of $15,000, with a minimum of $5,000 paid each month in cash and the remainder paid in shares of our common stock. Upon the closing of an equity offering of no less than $2,000,000, the minimum monthly cash component will increase to $10,000 per month. We also agreed to pay all reasonable costs and expenses of Elite, its directors, officers, employees and agents incurred pursuant to the Service Agreement. As of the date of this Memorandum, we are behind in $35,000 of our cash payments due under the Service Agreement.

The information required by Item 5 is included in “Notes to the Consolidated Financial Statements—Note 16 –Subsequent Events.”

ITEM 6 – EXHIBITS

The information required by this Item is set forth on the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 21, 2012	NATIVE AMERICAN ENERGY GROUP, INC.

	By:	/s/ Joseph G. D’Arrigo
Name: Joseph G. D’Arrigo
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Raj S. Nanvaan
Name: Raj S. Nanvaan
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Amendment to Certificate of Incorporation of Native American Energy Group, Inc.

3.2	Certificate of Amendment to Certificate of Designations of Series A Convertible Preferred Stock of Native American Energy Group, Inc. (f/k/a Flight Management International, Inc.)

3.3	Certificate of Designations of Series B Callable Preferred Stock of Native American Energy Group, Inc.

10.1	Service Agreement dated as August 1, 2011 with Elite Financial Communications Group, LLC

10.2	Form of Placement Agent Agreement for Unit Offering.

31.1	Certification by the Chief Executive Officer of Registrant pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of Registrant pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*  XBRL Instance Document

101.SCH* XBRL Taxonomy Extension Schema Document

101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB* XBRL Taxonomy Extension Label Linkbase Document.

101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF* XBRL Taxonomy Extension Definition Linkbase Document.

*

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

