Form 10-Q
period 2012-06-30
Native American Energy Group, Inc.
filed 2012-08-14
CIK 1499501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended: June 30, 2012

or

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

As of August 14, 2012, there were 35,868,786 shares issued and outstanding of the registrant’s common stock.

NATIVE AMERICAN ENERGY GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

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

In this quarterly report on Form 10-Q, the use of words such as “anticipate,” “continue,” “estimate,” “expect,” “likely,” “may,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties.  While we believe that the expectations reflected in those forward–looking statements are reasonable, we cannot assure you that these expectations will prove to be correct.  Our actual results could differ materially from those anticipated in these forward–looking statements.  The differences between actual results and those predicted by the forward-looking statements could be material.  Forward-looking statements are based upon our expectations relating to, among other things:

☐	oil and natural gas prices and demand;
☐	our future financial position, including cash flow, debt levels and anticipated liquidity;
☐	the timing, effects and success of our acquisitions, dispositions and workover activities;
☐	uncertainties in the estimation of proved reserves and in the projection of future rates of production;
☐	timing, amount and marketability of production;
☐	our ability to find, acquire, market, develop and produce new properties;
☐	effectiveness of management strategies and decisions;
☐	the strength and financial resources of our competitors;
☐	climatic conditions;
☐	the receipt of governmental permits and other approvals relating to our operations;
☐	unanticipated recovery or production problems; and
☐	uncontrollable flows of oil, gas or well fluids.

Many of these factors are beyond our ability to control or predict.  These factors do not represent a complete list of the factors that may affect us.  We do not undertake to update our forward–looking statements.

ii

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIVE AMERICAN ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$967	$17,735
Accounts receivable	-	15,213
Prepaid expenses	-	34,923
Total current assets	967	67,871

Other property plant and equipment, net	539,217	617,457

Other assets:
Collateral on surety bonds	175,205	175,030
Security deposits	52,500	52,093
Total other assets	227,705	227,123

Total assets	$767,889	$912,451

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,972,864	$2,430,370
Put liability	-	100,000
Capital leases and notes payable, short term	124,884	524,252
Notes payable, bridge, net of debt discounts	750,000	680,755
Loans payable, net of debt discounts	1,307,493	1,265,819
Total current liabilities	4,155,241	5,001,196

Long term debt:
Notes payable	13,063	14,841

Total liabilities	4,168,304	5,016,037

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, par value $0.0001; 21,000,000 and 1,000,000 shares authorized as of June 30, 2012 and December 31, 2011, respectively
Series A Convertible Preferred stock, par value $0.0001; 1,000,000 shares designated, 500,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011	50	50
Series B Callable Preferred stock, par value $0.0001; 5,750,000 shares designated, -0- shares issued and outstanding	-	-
Common stock, par value $0.001; 1,000,000,000 shares authorized, 35,564,786 and 35,128,580 shares issued as of June 30, 2012 and December 31, 2011, respectively; 35,564,786 and 33,389,830 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	35,565	33,390
Additional paid in capital	26,005,051	23,137,767
Common stock subscription	21,000	-
Deficit accumulated during development stage	(29,462,081)	(27,274,793)
Total stockholders' equity (deficit)	(3,400,415)	(4,103,586)

Total liabilities and stockholders' equity (deficit)	$767,889	$912,451

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(a development stage company)

					From January 18,
					2005
					(date of inception)
	Three months ended June 30,		Six months ended June 30,		through
	2012	2011	2012	2011	June 30, 2012
REVENUE	$-	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	300,753	1,077,729	734,576	1,280,020	18,299,496
Impairment of undeveloped properties	-	24,121	-	28,773	5,410,802
Impairment of acquired licenses	-	-	-	-	2,500,000
Loss on repossession of fixed assets	-	-	-	-	56,622
Litigation settlement	-	100,313	1,757,182	100,313	2,173,620
Depreciation and amortization	38,450	31,084	78,240	61,919	461,971
Total operating expenses	339,203	1,233,247	2,569,998	1,471,025	28,902,511

Loss from operations	(339,203)	(1,233,247)	(2,569,998)	(1,471,025)	(28,902,511)

Other income (expense):
Interest income	87	86	174	151	26,627
Gain on settlement of debt	653,220	4,794	653,220	4,794	715,222
Other income	6,016	21,818	17,588	21,818	311,552
Interest expense	(58,526)	(20,883)	(288,273)	(35,980)	(1,612,972)

Income (loss) before provision for income taxes	261,595	(1,227,432)	(2,187,288)	(1,480,242)	(29,462,081)

Provision for income taxes (benefit)	-	-	-	-	-

NET INCOME (LOSS)	$261,595	$(1,227,432)	$(2,187,288)	$(1,480,242)	$(29,462,081)

Net Income (loss) per common share, basic	$0.01	$(0.04)	$(0.06)	$(0.05)

Net Income (loss) per common share, diluted	$0.01	$(0.04)	$(0.06)	$(0.05)

Weighted average number of outstanding shares, basic and fully diluted	35,690,888	29,779,546	35,473,878	28,463,047

Weighted average number of outstanding shares, diluted	36,538,888	29,779,546	35,473,878	28,463,047

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

(a development stage company)

FROM JANUARY 1, 2012 THROUGH JUNE 30, 2012

(unaudited)

						Common	Deficit
	Preferred stock		Common stock		Additional	Stock	Accumulated during
	Shares	Amount	Shares	Amount	Paid in Capital	Subscription	Development Stage	Total
Balance, December 31, 2011	500,000	$50	33,389,830	$33,390	$23,137,767	$-	$(27,274,793)	$(4,103,586)
Sale of common stock	-	-	1,267,800	1,268	315,682	-	-	316,950
Common stock issued for services	-	-	180,000	180	104,820	-	-	105,000
Common stock issued in settlement of litigation	-	-	2,345,506	2,345	789,871	-	-	792,216
Common stock issued in settlement of debt	-	-	281,650	282	173,608	-	-	173,890
Net common stock returned and canceled in connection with amendment to licensing agreement	-	-	(1,900,000)	(1,900)	1,900	-	-	-
Common stock subscription	-	-	-	-	-	21,000	-	21,000
Expiry of put agreement	-	-	-	-	100,000	-	-	100,000
Fair value of warrant obligation to be issued in settlement of obligation	-	-	-	-	1,381,403	-	-	1,381,403
Net loss	-	-	-	-	-	-	(2,187,288)	(2,187,288)
Balance, June 30, 2012	500,000	$50	35,564,786	$35,565	$26,005,051	$21,000	$(29,462,081)	$(3,400,415)

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			From January 18, 2005
	Six months ended June 30,		(date of inception) through
	2012	2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,187,288)	$(1,480,242)	$(29,462,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78,240	61,919	597,557
Impairment losses	-	28,773	7,829,119
Losses on repossession of fixed assets	-	-	56,622
Equity based compensation	139,923	987,892	12,360,124
Gain on settlement of debt	(663,220)	(4,794)	(725,222)
Common stock issued in connection with debt	-	-	374,769
Common stock issued in settlement of litigation	375,779	-	375,779
Fair value of warrants to be issued in settlement of litigation	1,381,403	-	1,381,403
Fair value of warrants issued in connection with debt	185,306	-	261,095
Preferred stock issued for services	-	-	400,000
(Increase) decrease in:
Accounts receivable	15,213		-
Licensing	(407)	-	(30,407)
Guarantee fees	-	-	(4,357)
Surety bond	(175)	(151)	(170,848)
Deposits	-	107,997	(52,093)
Increase (decrease) in:
Accounts payable and accrued expenses	346,041	41,287	3,110,496
Net cash (used in) operating activities	(329,185)	(257,319)	(3,698,044)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in oil and gas properties	-	-	(1,986,949)
Purchase of property and equipment	-	(9,946)	(2,784,883)
Net cash (used in) investing activities	-	(9,946)	(4,771,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and subscriptions	337,950	205,000	1,616,175
Proceeds from sale of royalty interest	-	-	2,923,570
Proceeds from loans payable	14,000	204,500	2,680,591
Proceeds from notes payable	-	-	951,964
Contributions by major shareholders	-	-	1,315,963
Payments of capital leases	-	-	(497,102)
Payments on loans payable	(38,387)	(115,350)	(433,812)
Payments of notes payable	(1,146)	(3,000)	(86,506)
Net cash provided by financing activities	312,417	291,150	8,470,843

Net (decrease) increase in cash and cash equivalents	(16,768)	23,885	967
Cash and cash equivalents, beginning of the period	17,735	5,828	-

Cash and cash equivalents, end of period	$967	$29,713	$967

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for interest	$-	$-	$-
Cash paid during period for taxes	$-	$-	$800

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services rendered	$105,000	$2,899,500	$12,300,026
Common stock issued for licensing	$-	$-	$2,000,002
Common stock issued for conversion of debt	$173,890	$1,500	$1,700,148
Preferred stock issued for services rendered	$-	$-	$400,000

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

The consolidated financial statements include the accounts of the Company, including our wholly owned subsidiary, NAEG Alaska Corporation (“NAEG Alaska”), a Delaware corporation incorporated in 2005 that was formerly known as Fowler Oil & Gas Corporation; and its wholly owned subsidiary, NAEG CBM Operations LLC (“NAEG Operations”), an Alaskan limited liability company formed in August 2006 that was formerly known as Fowler Oil & Gas Alaska, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

To implement its current business plan, significant additional financing will be required and the Company will need to be successful in its efforts to identify, acquire and develop oil and gas reserves that are economically recoverable.

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing oil and gas reserves.  To date, the Company, has not generated sales revenues, has incurred expenses, and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 30, 2012, the Company has accumulated losses of $29,462,081.

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2012.

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

JUNE 30, 2012

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

NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Capitalized costs and estimated future development costs are amortized on a unit-of-production method based on proved reserves associated with the applicable cost center.  The Company has assesses for impairment for oil and natural gas properties for the full cost pool quarterly using a ceiling test to determine if impairment is necessary.  Specifically, the net unamortized costs for each full cost pool, less related deferred income taxes, should not exceed the following: (a) the present value, discounted at 10%, of future net cash flows from estimated production of proved oil and gas reserves, plus (b) all costs being excluded from the amortization base, plus (c) the lower of cost or estimated fair value of unproved properties included in the amortization base, less (d) the income tax effects related to differences between the book and tax basis of the properties involved.  The present value of future net revenues should be based on current prices, with consideration of price changes only to the extent provided by contractual arrangements, as of the latest balance sheet presented.  The full cost ceiling test must take into account the prices of qualifying cash flow hedges in calculating the current price of the quantities of the future production of oil and gas reserves covered by the hedges as of the balance sheet date.  In addition, the use of the hedge-adjusted price should be consistently applied in all reporting periods and the effects of using cash flow hedges in calculating the ceiling test, the portion of future oil and gas production being hedged, and the dollar amount that would have been charged to income had the effects of the cash flow hedges not been considered in calculating the ceiling limitation should be disclosed.  Any excess is charged to expense during the period that the excess occurs.  The Company did not have any hedging activities during the years ended December 31, 2011 and 2010.  Application of the ceiling test is required for quarterly reporting purposes, and any write-downs cannot be reinstated even if the cost ceiling subsequently increases by year-end.  Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Abandonment of properties is accounted for as adjustments of capitalized costs with no loss recognized.

During the year ended December 31, 2011, the Company management performed an evaluation of its unproved properties for purposes of determining the implied fair value of the assets at the end of each respective year. The test indicated that the recorded remaining book value of its unproved properties exceeded its fair value for the years ended December 31, 2011.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $690,552, net of tax, or $0.02 per share during the year ended December 31, 2011 to reduce the carrying value of the unproved properties to $-0-. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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

JUNE 30, 2012

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

Other Income

During the six months ended June 30, 2012, we received proceeds from the sale of oil from one well on our sites in the amount of $11,572, which is included as Other Income on the Statement of Operations.

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

As of June 30, 2012, there were no outstanding employee stock options.

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

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expenses were $-0- for the three and six months ended June 30, 2012 and June 30, 2011 and from January 18, 2005 (date of inception) through June 30, 2012.

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

NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which specifies the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding.  The Company’s common stock equivalents, represented by convertible preferred stock and warrants, were not considered, as including such would be anti-dilutive for the three and six months ended June 30, 2012 and for the three and six months ended June 30, 2011.

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

NOTE 2 – GOING CONCERN MATTERS

The Company has incurred a net loss of $2,187,288 and $1,480,242 for the six months ended June 30, 2012 and June 30, 2011, respectively.  The Company has incurred significant losses and had an accumulated deficit of $29,462,081 at June 30, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds will be generated during the next 12 months or thereafter from the Company’s current operations, or those funds will be available from external sources, such as debt or equity financings or other potential sources.  The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	June 30,	December 31,
	2012	2011
Field equipment	$1,116,585	$1,116,585
Office equipment	40,283	40,283
Furniture and fixtures	31,704	31,704
Transportation equipment	54,250	54,250
Leasehold improvements	39,806	39,806
Total	1,282,628	1,282,628
Less accumulated depreciation	(743,411)	(665,171)
Net	$539,217	$617,457

Depreciation is recorded ratably over the estimated useful lives of five to ten years.  Depreciation expense was $38,450 and $31,084 for the three months ended June 30, 2012 and 2011, respectively; $78,240 and $61,919 for the six months ended June 30, 2012 and 2011, respectively; and $461,971 from January 18, 2005 (date of inception) through June 30, 2012, respectively.

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

NOTE 5 – SURETY BONDS

The Company has an aggregate of $175,205 and $175,030, as of June 30, 2012 and December 31, 2011, respectively, deposited in a financial institution as collateral for posted surety bonds with various governmental agencies as assurance for possible well-site reclamation, if required.  The Company is obligated to maintain a surety bond in conjunction with certain acquired leases.  Our obligation for site reclamation does not become a liability until production begins.

NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 6 – SECURITY DEPOSITS

The Company had an aggregate of $50,000 as of June 30, 2012 and December 31, 2011 deposited in two financial institutions as collateral for posted surety bonds with various governmental agencies in Alaska and Montana as assurance for possible well-site reclamation, if required.  The Company is obligated to maintain a surety bond in conjunction with certain drilling permits.  In March 2011, the Company cancelled one of its oil and gas surety bonds in the amount $100,000 issued to the Alaska Oil & Gas Conservation Commission (“AOGCC”) for its Kircher Unit state drilling permit in Alaska. As a result of the bond termination, the financial institution returned the $100,000 cash collateral to the Company. In the event that the Company re-applies for the state drilling permit with the AOGCC, it will be required to re-post a bond in the amount of $100,000.  During the year ended December 31, 2011, the Company forfeited an $8,590 deposit held as security for its corporate office lease in New York.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

	June 30,	December 31,
	2012	2011
Accounts payable and accrued expenses	$1,684,432	$2,192,317
Accrued interest	288,432	238,053
	$1,972,864	$2,430,370

During the six months ended June 30, 2012, the Company issued an aggregate of 281,650 shares of its common stock in settlement of $50,000 of notes payable and $387,100 of accounts payable and accrued interest recognizing a gain on settlement of debt of $253,220.

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

During the six months ended June 30, 2012, the right or rescission as described above expired, accordingly, and the Company reclassified $100,000 from put liability to equity.

NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 9 – CAPITAL LEASES AND NOTES PAYABLE

Notes payable are comprised of the following:

	June 30, 2012	December 31, 2011
Note payable, due in monthly installments of $589 including interest of 24.9% due to mature in December 2015, secured by equipment	$16,658	$17,804
Note payable, due in monthly installments of $369 including interest of 2.9%, due to mature in April 2013, secured by related equipment. Currently in default	$14,788	$14,788
Note payable, due in monthly installments of $1,022 including interest of 18.89%, due to mature in July 2013, secured by related equipment. Currently in default	$37,001	$37,001
Note payable, due in March 2012 at 0% interest., currently in default	69,500	469,500
Sub-total	137,947	539,093
Less current portion	124,884	524,252
Long term portion	$13,063	$14,841

During the year ended December 31, 2011, the Company was notified by the lender that it will not be held responsible for an installment loan previously in default of $10,109 including accrued interest of $6,703 Accordingly, the Company recorded a gain on settlement of debt of $16,812.

During the six months ended June 30, 2012, the Company amended a previously acquired licensing agreement with no remaining carrying value, whereby the remaining debt obligation was reduced from $469,500 to $69,500. Accordingly, the Company recognized a gain on settlement of debt of $400,000 to current period operations.

NOTE 10 – LOANS PAYABLE

Loans payable are comprised of the following:

	June 30, 2012	December 31, 2011
Loan payable, - bearing 7.5% per annum with no specific due date, guaranteed by Company officers. Currently in default.	$130,000	$130,000
Loan payable, bearing 6.25% per annum, secured by certain oil and gas properties; due February 29, 2012, net of debt discount of $-0- and $83,432, respectively. Currently in default	593,000	509,568
Loan payable, bearing 12% per annum through February 29, 2012; 15% thereafter, secured by certain oil and gas properties; due April 29, 2012, net of debt discount of $7,886 and $32,632, respectively.	130,000	97,368
Various loans payable, with interest rates from 4% to 20% per annum, unsecured, currently in default ($114,461 and $103,133 related party loans, respectively), net of debt discount of $-0- and $69,245, respectively.	454,493	428,883
Total	1,307,493	1,265,819
Less current portion	1,307,493	1,265,819
Long term portion	$-	$-

NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

During the six months ended June 30, 2012, the Company issued 92,390 shares of its common stock in settlement of $50,000 notes payable and related accrued interest recognizing a gain on settlement of debt of $36,956.

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

JUNE 30, 2012

 NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred Stock

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

JUNE 30, 2012

Redemption. The Series B shall not be redeemable by the Company prior to one year after the original date of issuance of each shares, after which time such share may be redeemed by the Company at any time at a redemption price of $1.00 plus all unpaid dividends thereon.

Common stock

The Company is authorized to issue 1,000,000,000 shares of its $0.001 par value common stock.  As of June 30, 2012 there were 35,564,786 shares issued and outstanding.

During the six months ended June 30, 2012, the Company issued an aggregate of 180,000 shares for services rendered valued at $105,000.

During the six months ended June 30, 2012, the Company received and cancelled a net of 1,900,000 shares of common stock in connection with an amendment of a previously acquired license agreement.

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

Litigation

High Capital Funding, LLC.  vs.  Native American Energy Group, Inc. - Cause No. DV-12-30

On May 25, 2012, High Capital Funding LLC (“High Capital or Plaintiff”), filed a Complaint for Foreclosure in the Fifteenth Judicial District Court of the State of Montana, Roosevelt County, against the Company alleging that the Company is in default for nonpayment of monies owed under various loans made to the Company from the period beginning July 25, 2012 to December 12, 2012 (“the Loans”) during the Company’s field operations in Montana related to its five-well Workover and Enhanced Oil Recovery Program. In the Complaint, Plaintiff sought a judgment against the Company for the unpaid principal and interest owed under such loans.

NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

On June 27, 2012, the Company filed a motion to dismiss Plaintiff’s complaint on the grounds that Plaintiff’s complaint failed to state a claim upon which relief can be granted (the “Motion”).  On July 11, 2012, the Honorable Judge David Cybulski issued an order denying the Motion and allowed the Company 20 additional days to file its answer to the Complaint.

On August 13, 2012, the Company filed its “Answer and Counterclaim” in which the Company asserted various defenses to Plaintiff’s claims for relief as well as counterclaims against the Plaintiff for: Breach of Contract, Unjust Enrichment, Breach of Duty of Good Faith and Fair Dealing, Promissory Estoppel, Negligent Misrepresentation, and Constructive Fraud. In its Answer and Counterclaim, the Company is ultimately seeking damages to be proven at trial which include, but are not limited to: lost revenue from oil production continuing to accrue since September 2011 as a result of Plaintiff’s negligent and untimely remittance of loan proceeds as agreed to by both parties; recovery of various shares of the Company’s restricted common stock and five-year exercise warrants for the purchase of the Company’s restricted common stock; and specific performance by the Plaintiff of its obligations under the Loans. On the same date, the Company also filed an “Application for Preliminary Injunction and Temporary Restraining Order” (the “Application”). In its Application, the Company is seeking relief including, but not limited to, an injunction preventing Plaintiff from transferring common shares or exercising warrants issued as partial consideration for such loans agreements.

The Company intends to vigorously defend against all allegations asserted against it as well as pursuing its own claims against the Plaintiff.

Other than the litigation disclosed above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of its subsidiaries, threatened against or affecting the Company, its common stock, any of its subsidiaries or the Company’s or the Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

NOTE 14 – RELATED PARTY TRANSACTIONS

From January 18, 2005 (date of inception) through June 30, 2012, our principal stockholders have contributed an aggregate of $1,315,963 in working capital with the funds thereof reflected as additional paid in capital in the Company’s financial statements.

In conjunction with the reverse acquisition in 2009, the Company issued an aggregate of 10,000,000 shares of common stock and 500,000 shares of convertible preferred stock to two officers of Native American Energy Group, Inc.

As of June 30, 2012, Joseph D’Arrigo had a loan outstanding to the Company of $20,050, and Raj Nanvaan had a loan outstanding of $71,793. These loans are included in our loans payable and were made interest free. There is no benefit to either Mr. D’Arrigo or Mr. Nanvaan directly or indirectly from providing such loans.

In October 2011, the Company acquired a vehicle for a down payment of $12,000 towards the total purchase price of $29,500.  For credit purposes only, the vehicle's title and related loan were issued in the name of our president.  Upon settlement of the outstanding loan, the vehicle's ownership will be transferred to our name. For accounting purposes, the vehicle and related loan are recorded as part of our financial statements as assets and obligations, respectively.

NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

In addition to being officers and directors of Native American Energy Group, Inc., Joseph D’Arrigo, our President, Chief Executive Officer and Chairman, and Raj Nanvaan, our Chief Financial Officer, Chief Operations Officer, Vice President, Treasurer and Director, are directors and minority shareholders of NAEG Founders Holding Corporation, a private New York corporation, that Messrs. D’Arrigo and Nanvaan formed to hold (i) Mr. D’Arrigo’s 2.5% Overriding Royalty interest in our future oil & gas production and (ii) Mr. Nanvaan’s 2.5% Overriding Royalty interest in our future oil & gas production. After the transfer of such interests to NAEG Founders Holding Corporation, Messrs. D’Arrigo and Nanvaan each had a remaining 0.5% Overriding Royalty interest in our future oil & gas production, which they voluntarily cancelled for no consideration. As the result of the assignment of the interests of both Messrs. D’Arrigo and Nanvaan to NAEG Founders Holding Corporation by way of a board resolution, NAEG Founders Holding Corporation held a total 5% Overriding Royalty Interest in the future oil & gas production from leasehold interests. As background, Messrs. D’Arrigo and Nanvaan had each been granted their respective 3% Overriding Royalty Interest in our future oil & gas production in exchange for the assignment of their respective interests in a drilling project associated with another company called Rockwell Petroleum. The project was called the Jones Draw Field. Such rights were acquired by them before our organization while working with other oil & gas companies as tribal liaisons. To date, Messrs. D’Arrigo and Nanvaan have not received any compensation or dividend distributions from NAEG Founders Holdings Corporation because such company has not had any commercial production to date.

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

NOTE 15 -STOCK OPTIONS AND WARRANTS

Stock Options

As of June 30, 2012 and December 31, 2011, there were no outstanding options.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock at June 30, 2012:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.001	648,000	4.40	$0.001	648,000	$0.001
0.60	150,000	4.42	0.60	150,000	0.60
0.70	2,345,506	1.98	0.70	2,345,506	0.70
	3,143,506	2.30	$0.55	3,143,506	$0.55

NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at December 31, 2010	-	$-
Granted	798,000	0.11
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at December 31, 2011	798,000	0.11
Granted	2,345,506	0.70
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at June 30, 2012	3,143,506	$0.55

As per the Settlement Agreement entered into on January 27, 2012 and as previously reported in the 8-K filing with the Securities and Exchange Commission on January 31, 2012, on June 21, 2012, the Company issued an aggregate of 2,345,506 warrants to purchase the Company's common stock exercisable at $0.70 per share for two years from the date of issuance within 30 calendar days of the removal of the global lock by DTC. The Global Lock was removed by DTC on June 21, 2012. The Company recorded the estimated fair value of $1,381,403 as a charge to current period operations. The estimated fair value was determined using the Black Scholes option pricing method with the following assumptions: Dividend yield- 0%, risk free rate-0.12%, volatility- 431.55%, expected life-contract life.

NOTE 16 - SUBSEQUENT EVENTS

Recent Sales of Unregistered Securities

In July 2012, we issued and sold 84,000 shares of our common stock to four investors at a per share purchase price of $0.25 for proceeds of $21,000 as per stock subscriptions received in June 2012.

In July 2012, we issued 200,000 shares of our common stock to a consultant for services to be provided.

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

Results of Operations for the Three Months Ended June 30, 2012 as compared to the Three Months Ended June 30, 2011:

Revenues

We did not generated any revenues for the three months ended June 30, 2012 and 2011, respectively.

Operating Expenses

Selling, General, and Administrative

Selling, general and administrative expenses decreased from $1,077,729 for the three months ended June 30, 2011 to $300,753 for the three months ended June 30, 2012.  The decrease of $776,976, or 72%, is primarily attributable to an decrease in equity-based compensation issued to consultants and service providers.

Impairment of undeveloped properties

Impairment of undeveloped properties decreased to $0 for the three months ended June 30, 2012 from $24,121 for the three months ended June 30, 2011.  This decrease is attributed to our current progress with our unevaluated and undeveloped properties not requiring impairment.

Litigation Settlement

During the three months ended June 30, 2011, we incurred litigation cost as described in our accompanying financial statements. As such, we incurred a $100,313 charge in the three months ended June 30, 2011 comprised of accrual of expected costs. During the three months ended June 30, 2012 with the final settlement in the previous quarter, we did not have any incurred costs.

Depreciation and Amortization

Depreciation and amortization increased from $31,084 for the three months ended June 30, 2011 to $38,450 for the three months ended June 30, 2012.  The increase of $7,366 is attributable to additional equipment added in the latter part of 2011.

Total Operating Expenses

Total operating expenses decreased to $339,203 for the three months ended June 30, 2012 from $1,233,247 for the three months ended June 30, 2011.  The decrease of $894,044 is primarily attributable to the decrease in equity- based compensation issued to consultants and services providers.

Gain on settlement of debt

During the three months ended June 30, 2012, we amended our previously acquired and expensed licensing agreement, reducing our remaining debt obligation from $469,500 to $69,500 realizing a gain from debt cancellation. In addition, we settled accounts payable, debt and related accrued interest by issuance of our common stock, realizing a gain of $253,220 compared to a gain realized of $4,794 in the same three month period last year.

Other Income

Other income decreased to $6,016 for the three months ended June 30, 2012 from $21,818 for the three months ended June 30, 2011.  Income of $11,572 and $21,818 for the three months ended June 30, 2012 and 2011, respectively, was from the sale of oil collected as a byproduct of well testing.

Interest Expenses, net

Interest expense, net for the three months ended June 30, 2012, increased by $37,643 to $58,526 from $20,883 for the three months ended June 30, 2011.  The primary reason for the increase in interest expense was due to increased debt as compared to prior year.

Net Income (Loss)

Net income (loss) for the three months ended June 30, 2012 increased to a net income of $261,595 from a net loss of $1,227,432 for the three months ended June 30, 2011.  The increase of $1,489,027 is primarily attributable to the factors described above.

Results of Operations for the Six Months Ended June 30, 2012 as compared to the Six Months Ended June 30, 2011:

Revenues

We did not generate any revenues for the six months ended June 30, 2012 and 2011, respectively

Operating Expenses

Selling, General, and Administrative

Selling, general and administrative expenses decreased from $1,380,333 for the six months ended June 30, 2011 to $734,576 for the six months ended June 30, 2012.  The decrease of $645,757, or 47%, is primarily attributable to a decrease in equity-based compensation issued to consultants and service providers.

Impairment of undeveloped properties

Impairment of undeveloped properties decreased to $0 for the six months ended June 30, 2012 from $28,773 for the six months ended June 30, 2011.  This decrease is attributed to our current progress with our unevaluated and undeveloped properties not requiring impairment.

Litigation Settlement

During the six months ended June 30, 2012, we concluded litigation as described in our accompanying financial statements. As such, we incurred a $1,757,182 non-cash charge in the six months ended June 30, 2012 comprised of additional shares of our common stock and an obligation to issue warrants based on certain conditions occurring. During the six months ended June 30, 2011, we incurred costs of $100,313.

Depreciation and Amortization

Depreciation and amortization increased from $61,919 for the six months ended June 30, 2011 to $78,240 for the six months ended June 30, 2012.  The increase of $16,321 is attributable to additional equipment added in the latter part of 2011.

Total Operating Expenses

Total operating expenses increased to $2,569,998 for the six months ended June 30, 2012 from $1,471,025 for the six months ended June 30, 2011.  The increase of $1,993,017 is primarily attributable to the settlement of litigation as described above and the increase in equity-based compensation issued to consultants and services providers.

Gain on settlement of debt

During the six months ended June 30, 2012, we amended our previously acquired and expensed licensing agreement, reducing our remaining debt obligation from $469,500 to $69,500 realizing a gain from debt cancellation. In addition, we settled accounts payable, debt and related accrued interest by issuance of our common stock, realizing a gain of $253,220 compared to a gain realized of $4,794 in the same six month period last year of $4,794 gain realized.

Other Income

Other income decreased to $17,588 for the six months ended June 30, 2012 from $21,818 for the six months ended June 30, 2011.  Income of $11,572 and $21,818 was from the sale of oil collected as a byproduct of well testing for the six month periods ended June 30, 2012 and 2011, respectively.

Interest Expenses, net

Interest expense, net for the six months ended June 30, 2012, increased by $252,293 to $288,293 from $35,980 for the six months ended June 30, 2011.  The primary reason for the increase in interest expense was due to issuing common shares and warrants in connection with our bridge financing charged to period interest of $185,306.

Net (Loss)

Net loss for the six months ended June 30, 2012 increased to $2,187,288 from a net loss of $1,480,242 for the six months ended June 30, 2011.  The increase of $707,046 is primarily attributable to the factors described above.

Liquidity and Capital Resources

We have generated minimal revenues between June 30, 2012 and the date of this report.  We have continued to incur expenses and have limited sources of liquidity.  Our limited financial resources have had an adverse impact on our liquidity, activities, and operations.  These limitations have also adversely affected our ability to obtain certain projects and pursue additional business ventures.  We may have to borrow money from stockholders or issue debt or equity securities in order to fund expenditures for exploration and development and general administration or enter into a strategic arrangement with a third party.  There can be no assurance that additional funds will be available to us on favorable terms or at all.

As of June 30, 2012, we had a working capital deficit of $4,154,274.  For the six months ended June 30, 2012, we generated a net cash flow deficit from operating activities of $329,185, consisting primarily of year-to-date losses of $2,187,288.  Non-cash adjustments included $78,240 in depreciation and amortization charges, as well as common stock and warrants issued in connection with debt of $185,306, common stock and a warrant issuance obligation in connection with the settlement of ligation of $1,757,182 and $139,923 for equity-based compensation, offset gains on settlement of debt of $663,220.  Additionally, we had a net decrease in current assets of $14,631 and a net increase in current liabilities of $346,041.  Cash used in investing activity was $-0-.  Cash provided by financing activities for the six months ended June 30, 2012 totaled $312,417, consisting of proceeds from the sale of our common stock and proceeds from loans and notes payable, net with repayments on notes and loans payable.

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

Notes and loans payable are being resolved through debt-to-equity conversion agreements.  We plan to resolve our operating lease obligations through revenues from the future commencement of production or proceeds of additional equity or debt financing.

Default on lease obligations could result in the impairment of our ability to conduct executive and administrative functions, which would be the case if we lost our executive office space in New York.  Further, the loss of any of our oil and gas leases would likely result in the curtailment of our potential oil and gas production revenues.

Material Commitments

Due to amending our technology license agreement with Windaus Energy, Inc. (“Windaus”) on April 25, 2012, pursuant to which we reduced the licensed territory and relinquished our manufacturing rights, the license fee under the Agreement was adjusted as follows: (i) decrease the amount of shares from 2,000,000 shares to 100,000 shares (95% less), with Windaus returning 2,000,000 shares to NAGP in exchange for NAGP issuing 100,000 shares to Windaus Global Energy, Inc.; and (ii) decrease the cash portion of the fee $500,000 to $100,000, of which $30,500 had already been paid as of the date of the Second Amendment leaving a balance of $69,500 owed to Windaus.

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

As of June 30, 2012, there were no outstanding employee stock options.

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

Capitalized costs and estimated future development costs are amortized on a unit-of-production method based on proved reserves associated with the applicable cost center.  We assess for impairment for oil and natural gas properties for the full cost pool quarterly using a ceiling test to determine if impairment is necessary.  Specifically, the net unamortized costs for each full cost pool, less related deferred income taxes, should not exceed the following: (a) the present value, discounted at 10%, of future net cash flows from estimated production of proved oil and gas reserves, plus (b) all costs being excluded from the amortization base, plus (c) the lower of cost or estimated fair value of unproved properties included in the amortization base, less (d) the income tax effects related to differences between the book and tax basis of the properties involved.  The present value of future net revenues should be based on current prices, with consideration of price changes only to the extent provided by contractual arrangements, as of the latest balance sheet presented.  The full cost ceiling test must take into account the prices of qualifying cash flow hedges in calculating the current price of the quantities of the future production of oil and gas reserves covered by the hedges as of the balance sheet date.  In addition, the use of the hedge-adjusted price should be consistently applied in all reporting periods and the effects of using cash flow hedges in calculating the ceiling test, the portion of future oil and gas production being hedged, and the dollar amount that would have been charged to income had the effects of the cash flow hedges not been considered in calculating the ceiling limitation should be disclosed.  Any excess is charged to expense during the period that the excess occurs.  We did not have any hedging activities during the quarter ended June 30, 2012.  Application of the ceiling test is required for quarterly reporting purposes, and any write-downs cannot be reinstated even if the cost ceiling subsequently increases by year-end.  Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Abandonment of properties is accounted for as adjustments of capitalized costs with no loss recognized.

During the year ended December 31, 2011, the Company management performed an evaluation of its unproved properties for purposes of determining the implied fair value of the assets at the end of each respective year. The test indicated that the recorded remaining book value of its unproved properties exceeded its fair value for the years ended December 31, 2011.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $690,552, net of tax, or $0.02 per share, during the year ended December 31, 2011 to reduce the carrying value of the unproved properties to $-0-. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012.  Based on this evaluation, and because of our limited resources and limited number of employees, our management concluded that our disclosure controls and procedures were ineffective as of June 30, 2012 due to a material weakness in internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012.  As a result of its assessment, management identified a material weakness in our internal control over financial reporting.  Based on the weakness described below, management concluded that our internal control over financial reporting was not effective as of June 30, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of June 30, 2012:

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

There were no significant changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On May 3, 2012, we issued 60,000 shares to a law firm for legal services provided, valued at $38,400.

Each of the above issuances was made pursuant to an exemption from registration in reliance upon Section 4(2) of the Securities Act.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

As of August 14, 2012, we were in default with respect to secured debt totaling an aggregate of $1,797,158 along with other loans payable totaling an aggregate of $143,069. The secured debt includes three secured loans made to the Company by High Capital Funding LLC (“Lender or Plaintiff”) from August 2011 to December 2011 during our field operations related to our five-well Workover and Enhanced Oil Recovery Program in Montana (“Bridge Loans and Secured Loans”). On May 25, 2012, Lender filed a Complaint for Foreclosure against the Company alleging that the Company is in default for nonpayment of monies owed under the Bridge Loans and Secured Loans.

On August 13, 2012, the Company filed its “Answer and Counterclaim” in which the Company asserted various defenses to Plaintiff’s claims for relief as well as counterclaims against the Plaintiff for; Breach of Contract, Unjust Enrichment, Breach of Duty of Good Faith and Fair Dealing, Promissory Estoppel, Negligent Misrepresentation and Constructive Fraud.

While the Company intends to vigorously defend against all allegations including the default allegation related to such loans, including pursuing its own claims against the Plaintiff, there can be no assurance that we will prevail in this matter and in such event, be able to cure or be given the opportunity to cure the default. Failure to do so may result in the Company having to foreclose on any collateral securing the debt such as the leases in Montana which could have a material adverse impact on the Company.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

On May 25, 2012, High Capital Funding LLC (“High Capital or Plaintiff”), filed a Complaint for Foreclosure in the Fifteenth Judicial District Court of the State of Montana, Roosevelt County, against the Company alleging that the Company is in default for nonpayment of monies owed under various loans made to the Company from the period beginning July 25, 2012 to December 12, 2012 (“the Loans”) during the Company’s field operations in Montana related to its five-well Workover and Enhanced Oil Recovery Program. In the Complaint, Plaintiff sought a judgment against the Company for the unpaid principal and interest owed under such loans.

On August 13, 2012, the Company filed its “Answer and Counterclaim” in which the Company asserted various defenses to Plaintiff’s claims for relief as well as counterclaims against the Plaintiff for; Breach of Contract, Unjust Enrichment, Breach of Duty of Good Faith and Fair Dealing, Promissory Estoppel, Negligent Misrepresentation, and Constructive Fraud. In its Answer and Counterclaim, the Company is ultimately seeking damages to be proven at trial which include, but are not limited to: lost revenue from oil production continuing to accrue since September 2011 as a result of Plaintiff’s negligent and untimely remittance of loan proceeds as agreed to by both parties; recovery of various shares of the Company’s restricted common stock and five-year exercise warrants for the purchase of the Company’s restricted common stock; and specific performance by the Plaintiff of its obligations under the Loans. On the same date, the Company also filed an “Application for Preliminary Injunction and Temporary Restraining Order” (the “Application”). In its Application, the Company is seeking relief including, but not limited to, an injunction preventing Plaintiff from transferring common shares or exercising warrants issued as partial consideration for such loans agreements.

Additional information is included in “Notes to the Consolidated Financial Statements—Note 13 – Commitments and Obligation—Litigation.”

ITEM 6 – EXHIBITS

The information required by this Item is set forth on the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 14, 2012	NATIVE AMERICAN ENERGY GROUP, INC.

	By:	/s/ Joseph G. D’Arrigo
Name: Joseph G. D’Arrigo
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Raj S. Nanvaan
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

