Form 10-Q
period 2012-09-30
Native American Energy Group, Inc.
filed 2012-11-14
CIK 1499501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended: September 30, 2012

or

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

As of November 14, 2012, there were 36,985,986 shares issued and outstanding of the registrant’s common stock.

NATIVE AMERICAN ENERGY GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

ii

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIVE AMERICAN ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$578	$17,735
Accounts receivable	-	15,213
Prepaid expenses	138,000	34,923
Total current assets	138,578	67,871

Other property plant and equipment, net	501,459	617,457

Other assets:
Collateral on surety bonds	175,292	175,030
Security deposits	2,500	52,093
Total other assets	177,792	227,123

Total assets	$817,829	$912,451

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$2,039,322	$2,430,370
Advances, related parties	3,500	-
Put liability	-	100,000
Capital leases and notes payable, short term	124,137	524,252
Convertible debentures, net of debt discounts	2,486	-
Notes payable, bridge, net of debt discounts	750,000	680,755
Loans payable, net of debt discounts	1,269,368	1,265,819
Total current liabilities	4,188,813	5,001,196

Long term debt:
Notes payable	13,063	14,841
Debt derivative	109,780	-
Total long term debt	122,843	14,841

Total liabilities	4,311,656	5,016,037

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, par value $0.0001; 21,000,000 and 1,000,000 shares authorized as of September 30, 2012 and December 31, 2011, respectively
Series A Convertible Preferred stock, par value $0.0001; 1,000,000 shares designated, 500,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011	50	50
Series B Callable Preferred stock, par value $0.0001; 5,750,000 shares designated, -0- shares issued and outstanding	-	-
Common stock, par value $0.001; 1,000,000,000 shares authorized, 36,335,986 and 35,128,580 shares issued as of September 30, 2012 and December 31, 2011, respectively; 36,335,986 and 33,389,830 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	36,336	33,390
Additional paid in capital	26,431,905	23,137,767
Common stock subscription	-	-
Deficit accumulated during development stage	(29,962,118)	(27,274,793)
Total stockholders' equity (deficit)	(3,493,827)	(4,103,586)

Total liabilities and stockholders' equity (deficit)	$817,829	$912,451

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(a development stage company)

					From January 18,
					2005
					(date of inception)
	Three months ended September 30,		Nine months ended September 30,		through
	2012	2011	2012	2011	September 30, 2012
REVENUE	$-	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	352,240	1,651,996	1,086,816	2,932,016	18,651,736
Impairment of undeveloped properties	-	-	-	28,773	5,410,802
Impairment of acquired licenses	-	-	-	-	2,500,000
Loss on repossession of fixed assets	-	-	-	-	56,622
Litigation settlement	-	73,562	1,757,182	173,875	2,173,620
Depreciation and amortization	37,757	32,480	115,997	94,399	499,728
Total operating expenses	389,997	1,758,038	2,959,995	3,229,063	29,292,508

Loss from operations	(389,997)	(1,758,038)	(2,959,995)	(3,229,063)	(29,292,508)

Other income (expense):
Interest income	87	88	261	239	26,714
Loss on change in fair value of debt derivative	(18,922)	-	(18,922)	-	(18,922)
Gain on settlement of debt	-	-	653,220	4,794	715,222
Other income	-	33,313	17,588	55,131	311,552
Interest expense	(91,204)	(288,408)	(379,477)	(324,388)	(1,704,176)

Loss before provision for income taxes	(500,035)	(2,013,045)	(2,687,325)	(3,493,287)	(29,962,118)

Provision for income taxes (benefit)	-	-	-	-	-

NET LOSS	$(500,035)	$(2,013,045)	$(2,687,325)	$(3,493,287)	$(29,962,118)

Net loss per common share, basic and diluted	$(0.01)	$(0.06)	$(0.07)	$(0.12)

Weighted average number of outstanding shares, basic and diluted	35,823,734	31,847,171	35,591,348	29,603,484

NATIVE AMERICAN ENERGY GROUP, INC

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

(a development stage company)

FROM JANUARY 1, 2012 THROUGH SEPTEMBER 30, 2012

(unaudited)

						Deficit
	Preferred stock		Common stock		Additional	Accumulated during
	Shares	Amount	Shares	Amount	Paid in Capital	Development Stage	Total
Balance, December 31, 2011	500,000	$50	33,389,830	$33,390	$23,137,767	$(27,274,793)	$(4,103,586)
Sale of common stock	-	-	1,819,000	1,819	452,931	-	454,750
Common stock issued for services	-	-	400,000	400	353,800	-	354,200
Common stock issued in settlement of litigation	-	-	2,345,506	2,345	789,871	-	792,216
Common stock issued in settlement of debt	-	-	281,650	282	173,608	-	173,890
Net common stock returned and canceled in connection with amendment to licensing agreement	-	-	(1,900,000)	(1,900)	1,900	-	-
Fair value of vesting options	-	-	-	-	40,625	-	40,625
Expiry of put agreement	-	-	-	-	100,000	-	100,000
Fair value of warrant obligation to be issued in settlement of obligation	-	-	-	-	1,381,403	-	1,381,403
Net loss	-	-	-	-	-	(2,687,325)	(2,687,325)
Balance, September 30, 2012	500,000	$50	36,335,986	$36,336	$26,431,905	$(29,962,118)	$(3,493,827)

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			From January 18, 2005
	Nine months ended September 30,		(date of inception) through
	2012	2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,687,325)	$(3,493,287)	$(29,962,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115,998	94,399	635,315
Impairment losses	2,486	-	7,831,605
Losses on repossession of fixed assets	-	-	56,622
Equity based compensation	251,123	2,448,986	12,471,324
Gain on settlement of debt	(663,220)	(4,794)	(725,222)
Common stock issued in connection with debt	-	261,250	374,769
Common stock issued in settlement of litigation	375,779	-	375,779
Non cash interest expense	40,858	-	40,858
Loss on change in fair value of debt derivative	18,922	-	18,922
Fair value of vesting employee options	40,625	-	40,625
Fair value of warrants to be issued in settlement of litigation	1,381,403	-	1,381,403
Fair value of warrants issued in connection with debt	185,306	-	261,095
Preferred stock issued for services	-	-	400,000
(Increase) decrease in:
Accounts receivable	15,213	(19,358)	-
Licensing	(407)	-	(30,407)
Guarantee fees	-	-	(4,357)
Surety bond	(262)	(239)	(170,935)
Deposits	50,000	106,497	(2,093)
Increase (decrease) in:
Accounts payable and accrued expenses	412,499	418,545	3,176,954
Net cash (used in) operating activities	(461,002)	(188,001)	(3,829,861)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in oil and gas properties	-	(769,332)	(1,986,949)
Purchase of property and equipment	-	(16,947)	(2,784,883)
Net cash (used in) investing activities	-	(786,279)	(4,771,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and subscriptions	454,750	215,000	1,732,975
Proceeds from sale of royalty interest	-	-	2,923,570
Proceeds from loans payable	14,000	640,683	2,680,591
Proceeds from notes payable	-	375,000	951,964
Proceeds from advances	3,500	-	3,500
Proceeds from convertible debentures	50,000	-	50,000
Contributions by major shareholders	-	-	1,315,963
Payments of capital leases	-	-	(497,102)
Payments on loans payable	(76,512)	(117,350)	(471,937)
Payments of notes payable	(1,893)	(3,000)	(87,253)
Net cash provided by financing activities	443,845	1,110,333	8,602,271

Net (decrease) increase in cash and cash equivalents	(17,157)	136,053	578
Cash and cash equivalents, beginning of the period	17,735	5,828	-

Cash and cash equivalents, end of period	$578	$141,881	$578

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for interest	$-	$-	$-
Cash paid during period for taxes	$-	$-	$800

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services rendered	$354,200	$3,014,100	$12,549,226
Common stock issued for licensing	$-	$-	$2,000,002
Common stock issued for conversion of debt	$173,890	$1,500	$1,700,148
Preferred stock issued for services rendered	$-	$-	$400,000

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

The consolidated financial statements include the accounts of the Company, including its wholly owned subsidiary, NAEG Alaska Corporation (“NAEG Alaska”), a Delaware corporation incorporated in 2005 that was formerly known as Fowler Oil & Gas Corporation, and its wholly owned subsidiary, NAEG CBM Operations LLC (“NAEG Operations”), an Alaskan limited liability company formed in August 2006 that was formerly known as Fowler Oil & Gas Alaska, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

To implement its current business plan, significant additional financing will be required and the Company will need to be successful in its efforts to identify, acquire and develop oil and gas reserves that are economically recoverable.

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing oil and gas reserves.  To date, the Company, has not generated sales revenues, has incurred expenses, and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through September 30, 2012, the Company has accumulated losses of $29,962,118.

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2012.

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

SEPTEMBER 30, 2012

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

SEPTEMBER 30, 2012

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

SEPTEMBER 30, 2012

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

Other Income

During the nine months ended September 30, 2012, we received proceeds from the sale of oil from one well on our sites in the amount of $11,572, included as other income on the statement of operations.

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

During the three and nine months ended September 30, 2012, the Company issued an aggregate of 10,000,000 employee stock options.

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

Derivative financial instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. The Company’s convertible debt can be convertible into the Company’s common shares, at the holder’s option, at the conversion rates of 50% discount to the lowest bid price of the Company’s common shares during the ten-day period ending one trading day prior to the date of the conversion.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expenses are $-0- for the three and nine months ended September 30, 2012, 2011 and from January 18, 2005 (date of inception) through September 30, 2012.

NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which specifies the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding.  The Company’s common stock equivalents, represented by convertible debt, convertible preferred stock, options and warrants, were not considered as including such would be anti-dilutive for the three and nin months ended September 30, 2012 and for the three and nine months ended September 30, 2011.

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

NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 2 – GOING CONCERN MATTERS

The Company has incurred a net loss of $2,687,325 and $3,493,287 for the nine months ended September 30, 2012 and 2011, respectively.  The Company has incurred significant losses and has an accumulated deficit of $29,962,118 at September 30, 2012.  These factors raised substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	September 30,	December 31,
	2012	2011
Field equipment	$1,116,585	$1,116,585
Office equipment	40,283	40,283
Furniture and fixtures	31,704	31,704
Transportation equipment	54,250	54,250
Leasehold improvements	39,806	39,806
Total	1,282,628	1,282,628
Less accumulated depreciation	(781,168)	(665,171)
Net	$501,460	$617,457

Depreciation is recorded ratably over the estimated useful lives of five to ten years.  Depreciation expense was $37,757 and $32,480 for the three months ended September 30, 2012 and 2011, respectively; $115,997 and $94,399 for the nine months ended September 30, 2012 and 2011, respectively and $499,728 from January 18, 2005 (date of inception) through September 30, 2012 respectively.

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

NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 5 – SURETY BONDS

The Company has an aggregate of $175,292 and $175,030, as of September 30, 2012 and December 31, 2011, respectively, deposited in a financial institution as collateral for posted surety bonds with various governmental agencies as assurance for possible well-site reclamation, if required.  The Company is obligated to maintain a surety bond in conjunction with certain acquired leases.  Our obligation for site reclamation does not become a liability until production begins.

NOTE 6 – SECURITY DEPOSITS

The Company had an aggregate of $-0- and $50,000 as of September 30, 2012 and December 31, 2011, respectively, deposited in two financial institutions as collateral for posted surety bonds with various governmental agencies in Alaska and Montana as assurance for possible well-site reclamation, if required.  The Company is obligated to maintain a surety bond in conjunction with certain drilling permits.  In March 2011 and in September 2012, the Company cancelled two of its oil and gas surety bonds in the aggregate amount $150,000 issued to the Alaska Oil & Gas Conservation Commission (“AOGCC”) and the Matanuska-Susitna Borough Planning Commission (“Mat-Su Borough”) for its Kircher Unit state and borough drilling permits in Alaska. As a result of the bond terminations, the financial institution returned the $150,000 cash collateral to the Company. In the event that the Company re-applies for the state and borough drilling permits with the AOGCC and the Mat-Su Borough, it will be required to re-post bonds in the amount of $100,000 and $50,000, respectively.  During the year ended December 31, 2011, the Company forfeited an $8,590 deposit held as security for its corporate office lease in New York.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

	September 30,	December 31,
	2012	2011
Accounts payable and accrued expenses	$1,711,042	$2,192,317
Accrued interest	328,280	238,053
	$2,039,322	$2,430,370

During the nine months ended September 30, 2012, the Company issued an aggregate of 281,650 shares of its common stock in settlement of $50,000 of notes payable and $387,100 of accounts payable and accrued interest recognizing a gain on settlement of debt of $253,220.

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

During the nine months ended September 30, 2012, the right or rescission as described above expired. Accordingly, the Company reclassified $100,000 from put liability to equity.

NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 9 – CONVERTIBLE DEBENTURES

On September 21, 2012, the Company issued two $25,000 Convertible Debenture Notes that mature on March 21, 2013 (“Six Month Anniversary”). The notes bear interest at a rate of 8%. At any time after the six month anniversary of the Original Issue Date until the Debenture is no longer outstanding, the Debenture shall be convertible, in whole or in part, into shares of Common Stock at the option of holder, subject to certain conversion limitations set forth in the Debenture, at the conversion rate of 50% of the lowest daily bid price for 10 days prior to notice of conversion.

The Company identified embedded derivatives related to the Convertible Debentures entered into on September 21, 2012.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Notes and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Debentures, the Company determined a fair value of $90,858 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	299.97%
Risk free rate:	0.14%

The initial fair value of the embedded debt derivative of $90,858 was allocated as a debt discount up to the proceeds of the notes ($50,000) with the remainder ($40,858) charged to current period operations as interest expense.

During the three and nine months ended September 30, 2012, the Company amortized $2,486 to current period operations as interest expense.

The fair value of the described embedded derivative of $109,780 at September 30, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	310.12%
Risk free rate:	0.14%

At September 30, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $18,922 for the three months ended September 30, 2012.

NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 10 – CAPITAL LEASES AND NOTES PAYABLE

Notes payable are comprised of the following:

	September 30, 2012	December 31, 2011
Note payable, due in monthly installments of $589 including interest of 24.9% due to mature in December 2015, secured by equipment	$15,911	$17,804
Note payable, due in monthly installments of $369 including interest of 2.9%, due to mature in April 2013, secured by related equipment. Currently in default	$14,788	$14,788
Note payable, due in monthly installments of $1,022 including interest of 18.89%, due to mature in July 2013, secured by related equipment. Currently in default	$37,001	$37,001
Note payable, due in March 2012 at 0% interest., currently in default	69,500	469,500
Sub-total	137,200	539,093
Less current portion	124,137	524,252
Long term portion	$13,063	$14,841

During the year ended December 31, 2011, the Company was notified by the lender that it will not be held responsible for an installment loan previously in default of $10,109 including accrued interest of $6,703 Accordingly, the Company recorded a gain on settlement of debt of $16,812.7

During the nine months ended September 30, 2012, the Company amended a previously acquired licensing agreement with no remaining carrying value whereby the remaining debt obligation was reduced from $469,500 to $69,500. Accordingly, the Company recognized a gain on settlement of debt of $400,000 to current period operations.

NOTE 11 – LOANS PAYABLE

Loans payable are comprised of the following:

	September 30, 2012	December 31, 2011
Loan payable, - bearing 7.5% per annum with no specific due date, guaranteed by Company officers. Currently in default.	$130,000	$130,000
Loan payable, bearing 6.25% per annum, secured by certain oil and gas properties; due February 29, 2012, net of debt discount of $-0- and $83,432, respectively. Currently in default	593,000	509,568
Loan payable, bearing 12% per annum through February 29, 2012; 15% thereafter, secured by certain oil and gas properties; due April 29, 2012, net of debt discount of $-0- and $32,632, respectively.	130,000	97,368
Various loans payable, with interest rates from 4% to 20% per annum, unsecured, currently in default ($114,461 and $103,133 related party loans, respectively), net of debt discount of $-0- and $69,245, respectively.	454,493	428,883
Total	1,269,368	1,265,819
Less current portion	1,269,368	1,265,819
Long term portion	$-	$-

NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

During the nine months ended September 30, 2012, the Company issued 92,390 shares of its common stock in settlement of $50,000 notes payable and related accrued interest recognizing a gain on settlement of debt of $36,956.

NOTE 12 – NOTES PAYABLE-BRIDGE

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

SEPTEMBER 30, 2012

 NOTE 13 – STOCKHOLDERS’ EQUITY

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

Dividends.  Holders of the Series A Convertible Preferred Stock shall be entitled to receive dividends when and if declared by the Board of Directors.  Notwithstanding the forgoing, no dividends or other distributions shall be made or declared, in cash or in kind, to holders of the Series A or to our common unless and until a dividend of like amount is first paid in full to holders of the Series B.

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

SEPTEMBER 30, 2012

Redemption. The Series B shall not be redeemable by the Company prior to one year after the original date of issuance of each shares, after which time such share may be redeemed by the Company at any time at a redemption price of $1.00 plus all unpaid dividends thereon.

Common stock

The Company is authorized to issue 1,000,000,000 shares of its $0.001 par value common stock.  As of September 30, 2012 there were 36,335,986 shares issued and outstanding.

During the nine months ended September 30, 2012, the Company issued an aggregate of 400,000 shares for services rendered valued at $354,200.

During the nine months ended September 30, 2012, the Company received and cancelled a net of 1,900,000 shares of common stock in connection with an amendment of a previously acquired license agreement.

NOTE 14 – COMMITMENTS AND OBLIGATIONS

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

Litigation

High Capital Funding, LLC.  vs.  Native American Energy Group, Inc. - Cause No. DV-12-30

On May 25, 2012, High Capital Funding LLC (“High Capital or Plaintiff”), filed a Complaint for Foreclosure in the Fifteenth Judicial District Court of the State of Montana, Roosevelt County, against the Company alleging that the Company is in default for nonpayment of monies owed under various loans made to the Company from the period beginning July 25, 2012 to December 12, 2012 (“the Loans”) during the Company’s field operations in Montana related to its 5 Well Workover and Enhanced Oil Recovery Program. In the Complaint, Plaintiff sought a judgment against the Company for the unpaid principal and interest owed under such loans.

NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

On June 27, 2012, the Company filed a motion to dismiss Plaintiff’s complaint on the grounds that Plaintiff’s complaint failed to state a claim upon which relief can be granted (the “Motion”).  On July 11, 2012, the Honorable Judge David Cybulski issued an order denying the Motion and allowed the Company 20 additional days to file its answer to the Complaint.

On August 13, 2012, the Company filed its “Answer and Counterclaim” in which the Company asserted various defenses to Plaintiff’s claims for relief as well as counterclaims against the Plaintiff for; Breach of Contract, Unjust Enrichment, Breach of Duty of Good Faith and Fair Dealing, Promissory Estoppel, Negligent Misrepresentation, and Constructive Fraud. In its Answer and Counterclaim, the Company is ultimately seeking damages to be proven at trial which include, but are not limited to; lost revenue from oil production continuing to accrue since September 2011 as a result of Plaintiff’s negligent and untimely remittance of loan proceeds as agreed to by both parties, recovery of various shares of the Company’s restricted common stock and five year exercise warrants for the purchase of the Company’s restricted common stock; and specific performance by the Plaintiff of its obligations under the Loans. On the same date, the Company also filed an “Application for Preliminary Injunction and Temporary Restraining Order” (the “Application”). In its Application, Company is seeking relief including but not limited to, an injunction preventing Plaintiff from transferring common shares or exercising warrants issued as partial consideration for such loans agreements.

On August 21, 2012, Judge David Cybulski issued an order granting the Company’s request for a Temporary Restraining Order, as stated above, and set the date for a show cause hearing for Wednesday, August 29, 2012.

On August 29, 2012, the parties agreed to stipulate in court to the entry of a Temporary Order in resolution to the Company’s Application for a Temporary Restraining Order and Preliminary Injunction. On August 29, 2012, the Honorable Judge David Cybulski issued an order that included, but was not limited to the following: Beginning in November, the Company shall remit twenty percent (20%) of all Net Revenue received from Shell Trading U.S. Co. (“Shell”), or other buyer from the sale of its oil production in Montana. Commencing on December 1, 2012, Plaintiff’s share of the Net Revenues shall increase from 20% to 30% of said proceeds. This Net Revenue shall be paid within one banking day of receipt by the Company to a mutually agreed upon account of an escrow agent for disbursement for the benefit of the Bridge Lenders in accordance with the Bridge Loan Financing Agreement executed on July 25, 2011. It is understood by both parties that such monthly payments will be reducing the outstanding loan balances owed to Plaintiff. The Temporary Restraining Order and order to Show Cause dated August 22, 2012, was ordered, vacated and dissolved, permitting Plaintiff’s to transfer its Bridge Shares, LTA warrants, and SL3 warrants.

On October 26, 2012, in an effort to avoid further litigation, both parties agreed to terms for a Settlement Agreement which include and are not limited to: (a) the issuance of a combination of common shares and warrants totaling 2,209,500 common shares on a fully converted basis. (b) Beginning February 2013, remittance of 35% of Net Revenue proceeds received by Shell or any other purchaser(s) of oil from any of the five existing wells in Montana on a monthly basis until all legal fees, expenses, interest and principal have been paid in full on all outstanding Loans (c) Anti-dilution provisions providing for issuance of additional shares and/or warrants to High Capital, Bridge Lenders and other designated parties in the event that the Company issues any shares, warrants and/or convertible securities for stated consideration under $.50 per share, for cash and/or services. Any issuances for stated consideration above $0.50 per share will not be considered dilutive.

In consideration for the above and other conditions to be stipulated in the final settlement agreement, Native American Energy Group, Inc. and High Capital Funding LLC agreed to jointly execute a Stipulation of Dismissal of the Foreclosure Action and all Counterclaims alleged by the Company against High Capital Funding LLC in its Answer and Counterclaim filed with the court on August 13, 2012.

Both parties expect to file such Stipulations of Dismissal as soon as reasonably practicable after the mutual signing of the final Settlement Agreement.

NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Steven Glodack  vs. Native American Energy Group, Inc, Joseph D’Arrigo, Raj Nanvaan

On October 16, 2012, the Company was notified of a complaint filed in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida. The complaint was filed by Steven Glodack, an unsecured creditor of the Company (“Plaintiff”) and names as Defendants, the Company, and Mr. Joseph D’Arrigo and Raj Nanvaan, in their individual capacity. Plaintiff’s complaint alleges, among other things, that the Company is in default for non-payment of monies owed under a loan made to the Company in August 2008 and seeks a judgment against the Defendants for the principal sum of $165,000 together with interest, costs and reasonable attorney’s fees. On November 5, 2012, Florida counsel entered a Notice of Special Appearance on behalf of the Company and Messrs. D’Arrigo and Nanvaan for the limited purposes of challenging the sufficiency of process, service of process and jurisdiction of the Florida court. The Company has directed Florida counsel to file a motion with the Florida court seeking to quash process and service of process and for dismissal of the lawsuit for lack of jurisdiction and it is anticipated that said motion will be filed with the Court prior to November 30, 2012. The Company the intend to contest the case vigorously.

Other than the litigations disclosed above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of its subsidiaries, threatened against or affecting the Company, its common stock, any of its subsidiaries or the Company’s or the Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

NOTE 15 – RELATED PARTY TRANSACTIONS

From January 18, 2005 (date of inception) through September 30, 2012, our principal stockholders have contributed an aggregate of $1,315,963 in working capital with the funds thereof reflected as additional paid in capital in the Company’s financial statements.

In conjunction with the reverse acquisition in 2009, the Company issued an aggregate of 10,000,000 shares of common stock and 500,000 shares of convertible preferred stock to two officers of Native American Energy Group, Inc.

As of September 30, 2012, Joseph D’Arrigo has a loan outstanding to the Company of $20,950, and Raj Nanvaan has a loan outstanding of $61,418. These loans are included in our loans payable and were made interest free. There is no benefit to either Mr. D’Arrigo or Mr. Nanvaan directly or indirectly from providing such loans.

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

SEPTEMBER 30, 2012

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

NOTE 16 -STOCK OPTIONS AND WARRANTS

Stock Options

Employee options:

The following table summarizes the changes in employee options outstanding and the related prices for the shares of the Company’s common stock at September 30, 2012:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.20	6,000,000	9.96	$0.20	-	$-
2.00	4,000,000	4.96	2.00	-	-
	10,000,000	7.96	$0.92	-	$-

Transactions involving the Company’s employee option issuance are summarized as follows:

Average
	Number of	Price
	Shares	Per Share
Options outstanding at December 31, 2010	-	$-
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at December 31, 2011	-	-
Granted	10,000,000	0.92
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at September 30, 2012	10,000,000	$0.92

On September 14, 2012, the Company granted employee options to purchase an aggregate of 10,000,000 shares of the Company’s common stock to directors, officers and employees.  The option grants are vesting at 25% per year, fully vest in four years and the exercise prices from $0.20 to $2.00 per share for five to ten years.

NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

The fair value for these awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions, assuming no expected dividends:

Expected volatility	433.11%
Risk-free interest rate	0.72% to 1.88%
Dividend yield	—%

During the three and nine months ended September 30, 2012, the Company charged the vesting fair value of employee options of $40,625 to current period operations.

Non Employee options:

The following table summarizes the changes in non employee options outstanding and the related prices for the shares of the Company’s common stock at September 30, 2012:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.20	1,000,000	1.96	$0.20	-	$-

Transactions involving the Company’s non employee option issuance are summarized as follows:

Average
	Number of	Price
	Shares	Per Share
Options outstanding at December 31, 2010	-	$-
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at December 31, 2011	-	-
Granted	1,000,000	0.20
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at September 30, 2012	1,000,000	$0.20

On September 14, 2012, the Company granted non-employee options to purchase 1,000,000 shares of the Company’s common stock to a consultant. The option grant vest at a rate of 50% per year and fully vest in two years with an exercise price of $0.20 per share.

NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock at September 30, 2012:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.001	648,000	4.15	$0.001	648,000	$0.001
0.60	150,000	4.17	0.60	150,000	0.60
0.70	2,345,506	1.73	0.70	2,345,506	0.70
	3,143,506	2.05	$0.55	3,143,506	$0.55

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at December 31, 2010	-	$-
Granted	798,000	0.11
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at December 31, 2011	798,000	0.11
Granted	2,345,506	0.70
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at September 30, 2012	3,143,506	$0.55

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

NOTE 17 -  FAIR VALUE MEASUREMENT

The Company adopted the provisions of Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) on January 1, 2008. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

 NATIVE AMERICAN ENERGY GROUP, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to beginning retained earnings and no impact on the consolidated financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2012:

Convertible
Debt
Derivative
Balance, January 1, 2011	$50,957

Transfers in/out:	-

Total gains:
Initial fair value of debt derivative at note issuance	90,858
Mark-to-market at September 30, 2012:
- Reset provisions relating to debt	18,922

Balance, September 30, 2012	$109,780

Net loss for the period included in earnings relating to the liabilities held at September 30, 2012	$(18,922)

NOTE 18 - SUBSEQUENT EVENTS

Recent Sales of Unregistered Securities

In October 2012, we issued 150,000 common shares to a consulting firm as per a consulting agreement.

In October 2012, we issued 500,000 shares to a consulting firm as per a service agreement.

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

Results of Operations for the Three Months Ended September 30, 2012 as compared to the Three Months Ended September 30, 2011:

Revenues

We have not generated any revenues for the three months ended September 30, 2012 and 2011.

Operating Expenses

Selling, General, and Administrative

Selling, general, and administrative expenses decreased from $1,651,996 for the three months ended September 30, 2011 to $352,240 for the three months ended September 30, 2012.  The decrease of $1,299,756, or 79%, is primarily attributable to a decrease in equity-based compensation issued to consultants and service providers.

Litigation Settlement

During the three months ended September 30, 2011, we incurred litigation cost as described in our accompanying financial statements. As such, we incurred a $73,562 charge in the three months ended September 30, 2011 comprised of accrual of expected costs. During the three months ended September 30, 2012 with the final settlement in the first quarter, we did not have any incurred costs.

Depreciation and Amortization

Depreciation and amortization increased from $32,480 for the three months ended September 30, 2011 to $37,757 for the three months ended September 30, 2012.  The increase of $5,277 is attributable to additional equipment added in the latter part of 2011.

Total Operating Expenses

Total operating expenses decreased to $389,997 for the three months ended September 30, 2012 from $1,758,038 for the three months ended September 30, 2011.  The decrease of $1,368,041 is primarily attributable to the decrease in equity based compensation issued to consultants and services providers.

Loss on change in fair value of derivative liabilities

During the three months ended September 30, 2012, we issued convertible debentures with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non cash adjustment to our current period operations.  This resulted in a net loss of $18,922 for the three months ended September 30, 2012, $-0- for the same period, last year.

Other Income

Other income decreased to $-0- for the three months ended September 30, 2012 from $33,313 for the three months ended September 30, 2011.  Income of $33,313 for the three months ended September 30, 2011 was from the sale of oil collected as a byproduct of well testing.

Interest Expenses, net

Interest expense, net for the three months ended September 30, 2012, decreased by $197,203 to $91,204 from $288,408 for the three months ended September 30, 2011.  The primary reason for the decrease was due to issuance of common shares in connection with debt charged to interest during the three months ended September 30, 2011.

Net Income (Loss)

Net Loss for the three months ended September 30, 2012 decreased to $500,035 from a net loss of $2,013,045 for the three months ended September 30, 2011.  The increase of $1,513,010 is primarily attributable to the factors described above.

Results of Operations for the Nine Months Ended September 30, 2012 as compared to the Nine Months Ended September 30, 2011:

Revenues

We have not generated any revenues for the nine months ended September 30, 2012 and 2011.

Operating Expenses

Selling, General, and Administrative

Selling, general, and administrative expenses decreased from $2,932,016 for the nine months ended September 30, 2011 to $1,086,816 for the nine months ended September 30, 2012.  The decrease of $1,845,200, or 63%, is primarily attributable to a decrease in equity-based compensation issued to consultants and service providers.

Impairment of undeveloped properties

Impairment of undeveloped properties decreased to $0 for the nine months ended September 30, 2012 from $28,773 for the nine months ended September 30, 2011.  This decrease is attributed to our current progress with our unevaluated and our undeveloped properties not requiring impairment.

Litigation Settlement

During the nine months ended September 30, 2012, we concluded litigation as described in our accompanying financial statements. As such, we incurred a $1,757,182 charge in the nine months ended September 30, 2012 comprised of additional shares of our common stock and an obligation to issue warrants based on certain conditions occurring. During the nine months ended September 30, 2011, we incurred costs of $173,875.

Depreciation and Amortization

Depreciation and amortization increased from $94,399 for the nine months ended September 30, 2011 to $115,997 for the nine months ended September 30, 2012.  The increase of $21,598 is attributable to additional equipment added in the latter part of 2011.

Total Operating Expenses

Total operating expenses decreased to $2,959,995 for the nine months ended September 30, 2012 from $3,229,063 for the nine months ended September 30, 2011.  The decrease of $269,068 is primarily attributable to the settlement of litigation as described above net with decrease in equity based compensation issued to consultants and services providers.

Gain on settlement of debt

During the nine months ended September 30, 2012, we amended our previously acquired and expensed licensing agreement, reducing our remaining debt obligation from $469,500 to $69,500 realizing a gain from debt cancelation. In addition, we settled accounts payable, debt and related accrued interest by issuance of our common stock realizing a gain of $253,220 compared to the same period last year of $4,794 gain realized.

Loss on change in fair value of derivative liabilities

During the nine months ended September 30, 2012, we issued convertible debentures with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non cash adjustment to our current period operations.  This resulted in a net loss of $18,922 for the nine months ended September 30, 2012, $-0- for the same period, last year.

Other Income

Other income decreased to $17,588 for the nine months ended September 30, 2012 from $55,131 for the nine months ended September 30, 2011.  Income of $11,572 and $55,131 was from the sale of oil collected as a byproduct of well testing for the nine month periods ended September 30, 2012 and 2011, respectively.

Interest Expenses, net

Interest expense, net for the nine months ended September 30, 2012, increased by $55,067 to $379,216 from $324,149 for the nine months ended September 30, 2011.  The primary reason for the increase in interest expense was due to additional debt issuing common shares and warrants in connection with our bridge financing charged to period interest of $185,306.

Net (Loss)

Net loss for the nine months ended September 30, 2012 decreased to $2,687,325 from a net loss of $3,493,287 for the nine months ended September 30, 2011.  The decrease of $805,962 is primarily attributable to the factors described above.

Liquidity and Capital Resources

We have generated minimal revenues between inception and the date of this report.  We have continued to incur expenses and have limited sources of liquidity.  Our limited financial resources have had an adverse impact on our liquidity, activities, and operations.  These limitations have also adversely affected our ability to obtain certain projects and pursue additional business ventures.  We may have to borrow money from stockholders or issue debt or equity securities in order to fund expenditures for exploration and development and general administration or enter into a strategic arrangement with a third party.  There can be no assurance that additional funds will be available to us on favorable terms or at all.

As of September 30, 2012, we had a working capital deficit of $4,050,235.  For the nine months ended September 30, 2012, we generated a net cash flow deficit from operating activities of $461,002, consisting primarily of year-to-date losses of $2,687,325.  Non-cash adjustments included $115,998 in depreciation and amortization charges, as well as common stock and warrants issued in connection with debt of $185,306, common stock and a warrant issuance obligation in connection with the settlement of ligation of $1,757,182 and $291,748 for equity-based compensation, loss on change in fair value of derivative liability of $18,922 and non cash interest paid of $40,858, offset gains on settlement of debt of $663,220.  Additionally, we had a net decrease in current assets of $64,544 and a net increase in current liabilities of $412,499.  Cash used in investing activity was $-0-.  Cash provided by financing activities for the nine months ended September 30, 2012 totaled $443,845, consisting of proceeds from the sale of our common stock and proceeds from loans and notes payable, net with repayments on notes and loans payable.

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

During the nine months ended September 30, 2012, the Company issued an aggregate of 11,000,000 employee and non employee options.

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

Any excess is charged to expense during the period that the excess occurs.  We did not have any hedging activities during the quarter ended September 30, 2012.  Application of the ceiling test is required for quarterly reporting purposes, and any write-downs cannot be reinstated even if the cost ceiling subsequently increases by year-end.  Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

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

Derivative Instruments and Fair Value of Financial Instruments

We have evaluated the application of Accounting Standards Codification 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”) to certain convertible debentures that contain exercise price adjustment features known as reset provisions.  Based on the guidance in ASC 815-40, we have concluded these instruments are required to be accounted for as derivatives effective upon issuance.

We have recorded the fair value of the reset provisions of the convertible debentures and classified as derivative liabilities in our balance sheet at fair value with changes in the value of these derivatives reflected in the consolidated statements of operations as gain or loss on derivative liabilities.  These derivative instruments are not designated as hedging instruments under ASC 815-10.

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

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012.  Based on this evaluation, and because of our limited resources and limited number of employees, our management concluded that our disclosure controls and procedures were ineffective as of September 30, 2012 due to a material weakness in internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012.  As a result of its assessment, management identified a material weakness in our internal control over financial reporting.  Based on the weakness described below, management concluded that our internal control over financial reporting was not effective as of September 30, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of September 30, 2012:

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

There were no significant changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The information required by Item 1 is included in “Notes to the Consolidated Financial Statements—Note 14 – Commitments and Obligation—Litigation.”

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As per the Settlement Agreement entered into on January 27, 2012 and as previously reported in the 8-K filing with the Securities and Exchange Commission on January 31, 2012, we (i) issued Settlement Shares in the aggregate of 2,345,506 shares; and (ii) further agreed that within 30 calendar days of the removal of the DTC Global Lock, we will issued individual two-year warrants for the purchase of a number of shares of the Company's common stock equal to the number of Settlement Shares with an exercise price of $0.70 per share, in exchange for the dismissal of a litigation.

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

In July 2012, we issued and sold to 4 investors an aggregate of 104,000 shares of our common stock at a per share purchase price of $0.25 per share for proceeds of $26,000.

On July 26, 2012, we issued 200,000 shares to a consultant for services, valued at $230,000.

On August 3, 2012, we issued 20,000 shares to a consultant for services, valued at $19,200.

In September 2012, we issued and sold to 9 investors an aggregate of 447,200 shares of our common stock at a per share purchase price of $0.25 per share for proceeds of $111,800.

Each of the above issuances was made pursuant to an exemption from registration in reliance upon Section 4(2) of the Securities Act.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

As of November 14, 2012, we are in default with respect to secured debt comprised of 3 secured loans made to the company by High Capital Funding LLC (“Lender or Plaintiff”) from August 2011 to December 2011 during our field operations related to our 5 Well Workover and Enhanced Oil Recovery Program in Montana (“Bridge Loans and Secured Loans”). On May 25, 2012, Lender filed a Complaint for Foreclosure against the Company alleging that the Company is in default for nonpayment of monies owed under the Bridge Loans and Secured Loans.

On August 13, 2012, the Company filed its “Answer and Counterclaim” in which the Company asserted various defenses to Plaintiff’s claims for relief as well as counterclaims against the Plaintiff for; Breach of Contract, Unjust Enrichment, Breach of Duty of Good Faith and Fair Dealing, Promissory Estoppel, Negligent Misrepresentation, and Constructive Fraud.

On October 26, 2012, in an effort to avoid further litigation, both parties agreed to certain terms and conditions for a Settlement Agreement. In consideration for such terms and conditions to be stipulated in the final settlement agreement, Native American Energy Group, Inc. and High Capital Funding LLC agreed to jointly execute a Stipulation of Dismissal of the Foreclosure Action and all Counterclaims alleged by the Company against High Capital Funding LLC in its Answer and Counterclaim filed with the court on August 13, 2012.

Upon the execution of the final settlement agreement and the filing of relative documents with the court, the Company will no longer be in default upon these senior securities as long as the Company is not in breach of the terms of the settlement agreement.

Additional information is included in “Notes to the Consolidated Financial Statements—Note 14 – Commitments and Obligation—Litigation.”

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

On May 25, 2012, High Capital Funding LLC (“High Capital or Plaintiff”), filed a Complaint for Foreclosure in the Fifteenth Judicial District Court of the State of Montana, Roosevelt County, against the Company alleging that the Company is in default for nonpayment of monies owed under various loans made to the Company from the period beginning July 25, 2012 to December 12, 2012 (“the Loans”) during the Company’s field operations in Montana related to its 5 Well Workover and Enhanced Oil Recovery Program. In the Complaint, Plaintiff sought a judgment against the Company for the unpaid principal and interest owed under such loans.

On October 26, 2012, in an effort to avoid further litigation, the Company and High Capital Funding LLC both agreed to certain terms and conditions for a Settlement Agreement. In consideration for such terms and conditions to be stipulated in the final settlement agreement, Native American Energy Group, Inc. and High Capital Funding LLC agreed to jointly execute a Stipulation of Dismissal of the Foreclosure Action and all Counterclaims alleged by the Company against High Capital Funding LLC in its Answer and Counterclaim filed with the court on August 13, 2012.

Additional information is included in “Notes to the Consolidated Financial Statements—Note 14 – Commitments and Obligation—Litigation.”

ITEM 6 – EXHIBITS

The information required by this Item is set forth on the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 14, 2012	NATIVE AMERICAN ENERGY GROUP, INC.

	By:	/s/ Joseph G. D’Arrigo
Name: Joseph G. D’Arrigo
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Raj S. Nanvaan
Name: Raj S. Nanvaan
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

