Form 10-K
period 2012-12-31
Native American Energy Group, Inc.
filed 2013-05-20
CIK 1499501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54088

NATIVE AMERICAN ENERGY GROUP, INC.
(Exact Name of Registrant as specified in its charter)

Delaware	65-0777304
(State of Incorporation)	(IRS Employer ID No.)

61-43 186th Street Suite 507
Fresh Meadows, NY 11365
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2012 is $10,189,314. As of May 20, 2013, the issuer has one class of common equity, and the number of shares outstanding of such common equity was 40,522,018.

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

Operations

We are a development-stage energy resource development and management company, which is defined by the Financial Accounting Standards Board (FASB) as an entity that has not commenced planned principal operations and has no significant revenue. In August 2011, we commenced a pilot five well-workover program on four oil and gas lease holdings in the Williston Basin in Montana. During the months of August 2011 through December 2011, we completed the first phase of enhanced oil recovery (“EOR”) operations on four of our five wells. As a result of the initial EOR operations during the 3rd and 4th quarters of 2011, we collected and sold approximately 919 barrels of oil, in aggregate, from two wells during the 4th quarter ending December 31, 2011. Subsequently, we collected and sold approximately 314 barrels of oil, in aggregate during 2012. During the summer of 2013, subject to adequate financing, we intend to complete Phase 2 of the 5-Well Program and commence full-scale oil production shortly thereafter.

Currently, we have four principal projects:

•	development of oil and gas interests in the Williston Basin in Montana (5-Well Program)

•	development of coal-bed methane natural gas (“CBM”) in the Cook Inlet Basin in Alaska; and

•	development of oil & gas properties on Native and non-Native American lands in Oklahoma using newer drilling and Enhanced Oil Recovery (EOR) technologies; and

•	the implementation of vertical axis wind turbine power generation technology for the production of clean, cost-efficient green energy on all U.S. Native American Indian reservations.

We have been in the process of developing several energy projects for the past eight years. This has included the acquisition of oil properties in Montana, natural gas properties in Alaska and identifying both oil & gas properties in Oklahoma. Our management believes, however, that properties in these three states have potential based on the limited EOR operations that have been conducted there and that there are opportunities to acquire properties that formerly produced oil and gas that can be re-developed for commercial profitable operation using newer production techniques. We are also pursing oil properties in on both Native and non-Native American lands in Oklahoma whereby we can implement similar enhanced oil recovery techniques as we applied on the 5-Well EOR pilot program in Montana in addition to other technologies.

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

In April 2007, we created a proprietary initiative called the Tribal Empowerment Program (the “Program”) whereby we promote tribal self-sufficiency by helping Native Americans to develop their own mineral resources and to use the revenue from such sources to implement renewable energy systems on their tribal lands. The Program has gained attention from tribes throughout the country and continues to win support from Native American activists, tribal leaders, U.S. politicians, spiritual leaders and business and energy professionals. In addition, in November 2011, we reinstated NAEG Economic Development Corporation (NEDC) for the purpose of supporting worthy causes and local programs, which in turn promote Native American economic self-sufficiency.

Williston Basin Operations, Montana

Since January 2005, we have been active in evaluating and acquiring oil and gas leases both on and around the Fort Peck Indian Reservation in the Williston Basin in Northeast Montana. We are currently focused on completing Phase 2 of our 5-Well Enhanced Oil Recovery Pilot Program on four oil and gas leases containing an aggregate of five wells on and around the Fort Peck Indian Reservation in the Williston Basin in Montana. The leases include historically producing oil and gas wells that were shut-in by previous oil and gas companies due to depressurization, paraffin, production falling below commercial levels at that time, termination of previous oil and gas leases by the tribal governments due to improper development and various economic reasons, and most commonly, declining oil prices. Phase 1 was completed in early 2012.

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

Due to stronger market prices for crude oil as compared to natural gas, our current focus has been on four oil and gas leases, containing an aggregate of five wells, on and around the Fort Peck Indian Reservation in the Williston Basin in Montana. In August 2011, we began the initial phase of work-overs and EOR operations on five wells in Montana which is hereinafter referred to collectively as the “Five-Well Program.” See Item 2—Properties.

In our Five-Well Program, we leveraged advanced technology to enhance oil recovery on our leases. This technology, known as Single Entry Multi-Lateral Jetting System, or SEMJet®, has demonstrated its ability to enhance and exploit reservoirs and increase recovery of up to 50% more oil in place reserves from mature properties. Moreover, the SEMJet System gives us the ability to:

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

Jetting Down-Hole Schematic – Diagram Provided by SEMJET®

In September 2006, we consummated an Oil Sale and Purchase Agreement with Shell Trading U.S. Company (Shell), which provides for Shell to purchase all crude oil produced from our leases; and subjects us to no delivery commitments. Since 2006, we have sold oil from these five wells while performing minimal workover operations with our own workover service rig, surfactant treatments and flow testing. As a result of the initial EOR operations during the 3rd and 4th quarters of 2011, we collected and sold approximately 919 barrels of oil, cumulatively, from two wells during the 4th quarter ending December 31, 2011 and 175 barrels in the 1st quarter of 2012. During the summer of 2013, subject to adequate financing, we intend to complete Phase 2 of the 5-Well Program and commence full-scale oil production shortly thereafter.

The price of oil is a function of oil’s supply and demand, among other factors. Throughout 2008 and 2009, oil prices swung materially as demand contracted in light of the global recession.

According to the U.S. Energy Information Administration’s (“EIA”) Short-Term Energy Outlook, (the “Report”) dated May 7, 2013, the EIA projects that the West Texas Intermediate (“WTI”) spot prices are expected to average about $93 per barrel in 2013, which is $1.00 higher than the average WTI price of crude oil during 2012. The report can be accessed at the following link: http://www.eia.gov/forecasts/steo/pdf/steo_full.pdf

Cook Inlet Operations, Alaska

We explore areas where there are known coal resources because such areas have an increased likelihood of containing Coal Bed Methane (“CBM”). The Matanuska-Susitna (“Mat-Su”) Valley in Alaska is known for its significant coal reserves, which are larger than those in the prolific Powder River Basin of the United States. While the Mat-Su Borough Assembly has adopted some of the strictest regulations for coal bed methane drilling in the United States, our environmentally conscious approach to coal bed methane development led to approval of a Mat-Su Borough drilling permit in October 2, 2007 (“Permit”) and is the first and only CBM drilling permit issued by the Mat-Su Borough Planning Commission (“Mat-Su Borough”).

The issuance of the Mat-Su drilling permit was followed by the economic downturn and further decline in commodity prices in 2008 which changed the economics and fundability of the project. The permit expired on October 1, 2012. Today, we remain the only applicant that has ever received a CBM drilling permit in the Mat-Su Valley due to the Mat-Su Borough Assembly having adopted some of the strictest regulations for coal bed methane drilling in the United States. In addition, we have been approached by other local government agencies in the Mat-Su Valley that are pro-development of CBM and have the authority to issue drilling permits individually using the same permitting guidelines.

Natural gas production is in high demand by purchasers in the Mat-Su Valley such as the local gas and electric utilities including the Conoco Phillips LNG plant (“Conoco”) as they export liquefied natural gas to Japan directly from Alaska. Since 2008 and until recently, we have continued to maintain communication with the various prospective purchasers in the Cook Inlet area such as Conoco, Chugach Electric Association Inc. and the Matanuska Electric Association (“MEA”). In addition, MEA is working to build a 180 megawatt natural gas power generation plant as part of its mission of bringing reliable, affordable power to the residents of the Cook Inlet. Construction is proposed to begin 2013 and they expect to be ready for testing by October 2014. MEA expects to begin generating power by January 1, 2015.

As per our discussions with local officials, city governments, landowners, gas purchasers and the various permitting agencies in the region, we are confident that once adequate financing is identified, lease acquisitions and re-permitting can be achieved in an expeditious manner due to our relationships in the region as well as the growing demand and the dwindling supply of natural gas in the region.

According to the U.S. Energy Information Administration’s (“EIA”) Short-Term Energy Outlook, (the “Report”) dated May 7, 2013, EIA’s average 2013 Henry Hub natural gas spot price forecast is $3.80 per million British thermal units (MMBtu), an increase of $1.05 per MMBtu from the 2012 average spot price of $2.75. EIA expects that Henry Hub spot prices will average $4.00 per MMBtu in 2014. The report can be accessed at the following link: http://www.eia.gov/forecasts/steo/pdf/steo_full.pdf

Wind Energy Division – Overview

In February 2007, we entered into an exclusive technology and distribution rights agreement (the “Original Windaus Agreement”) for proprietary vertical axis wind turbines created by Windaus Energy, Inc. of Brantford, Ontario (“Windaus”). In March, 2010, we executed an amendment to the Original Windaus Agreement (the “Amendment” and, together with the Original Windaus Agreement, the “Windaus Agreement”), whereby we acquired exclusive manufacturing, marketing, sales, sublicensing and distribution rights to bring Windaus’ proprietary, highly advanced Vertical Axis Wind Turbine Energy Systems (the “Wind Turbine”) to the entire U.S. market, including all Native American Indian lands and reservations with boundaries established by treaty, statute, and/or executive or court order, and that are recognized by the U.S. Federal Government as territory in which U.S. federally recognized tribes American Indian tribes have jurisdiction (includes, without limitation, Rancherias, Pueblos, Indian Colonies, Alaska Native Villages and lands owned by Alaska Native Corporations.

Due to our current focus on the five well enhanced oil recovery program in Montana and other oil & gas development initiatives, in April 2012, we negotiated with Windaus to further amend the license agreement to reduce the licensed territory and relinquish NAGP’s manufacturing rights. On April 25, 2012, we amended the Windaus Agreement to reduce the licensed territory by approximately 95%, leaving NAGP only with distribution rights for all Indian Lands as specified in Exhibit A of the Technology License & Distribution Agreement which were filed as Exhibit 10.3 to Amendment No. 1 to our Form 10 Registration Statement filed November 16, 2010, all of which are incorporated herein by reference.

Contingent on funding, capital availability, certain strategic partnerships, we intend to engage in two segments of wind power generation:

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

Five-Well Pilot Program

Below are background information and a field update on each well in the Five-Well Pilot Program. These five wells were specifically chosen due to the following important characteristics present in all wells: Permeability, Porosity and Pressure. Our management’s strategy regarding the Five-Well Program was to complete the initial workover (casing scraping, tubing testing), surfactant treatment and lateral jetting EOR process for the five wells as quickly as possible and complete the final phase of workovers necessary to bring the wells online and into production once we are adequately capitalized to do so. Due to our limited resources, our management completed as much of the plan as possible and intends to complete the Five-Well Program in its entirety by the end of the 3rd quarter of 2013 providing that we are able to raise sufficient funds in a private placement offering.

Cox 7-1 Well - located on 80 acres (SW NW of Sec.11-31N-44E) in Roosevelt County, Montana

Historically producing sweet crude from the shallow Mississippian Charles Formation, Cox 7-1 was first drilled in 1981 by Century Oil & Gas Corporation and completed at 35 barrels of oil per day, but was later shut-in primarily due to a build-up of naturally occurring paraffin which clogged perforations in the original well bore as well as a tubing anchor that was not able to be released or retrieved over the years by other operators. In addition, the well was only operating approximately 50% of the time mainly due to past operator’s inability to effectively correct mechanical problems with surface equipment. We began the workover and EOR process on this well in August 2011. During the well operations to retrieve the tubing anchor, it was discovered that, in fact, it was a packer instead of an anchor. We were successful in retrieving the packer and then proceeded with the EOR plan for the well. We completed the workover and EOR process in mid-September with satisfactory results. We installed updated surface equipment and in-ground flow lines. We plan to re-enter the well during the fall of 2013 and recomplete it by implementing a casing patch operation to bring the well online for production.

Sandvick 1-11 Well - located on 320 acres (SW NW of Sec.11-31N-44E) in Valley County, Montana

The well was originally drilled in 1983 by Clayton W. Williams, Jr. and was completed at 99 barrels of oil per day; however the average historical production of the well through the 1980s and 1990s declined to approximately 20 barrels per day, due largely to mud blockages down hole. During the initial phase of the workover, we succeeded in overcoming mud filtration issues which hindered past production. After jetting the laterals in the Ratcliffe formation, approximately 60 barrels of oil almost immediately flowed back into the pits on location, which indicated that we definitely stimulated the section of rock from which oil or gas is expected to be produced in commercial quantities (the “pay zone”). Swab testing showed a 30% oil cut (difference between oil and water) from total fluids. The well was brought online for testing in November at which time it exhibited strong oil production – during the initial 18 hours the well was online, it produced approximately 80 barrels of oil. However, a packer installed to close off a casing leak from a water zone above the oil zone lost integrity and allowed water to migrate into the wellbore which overpowered the pay zone. Consequently, we plan to re-enter the well during the fall of 2013 and recomplete the well by applying a cement squeeze into the casing to close off the water zone and then bring the well online for production.

Wright 5-35 Well - located on 160 acres (SW NW of Sec.35-24N-46E) in McCone County, Montana

This well was first drilled in 1960 by State Oil and Cities Service Oil Company. Original completion of the well resulted in 36 barrels of oil per day, a production level which persisted for most of its productive life through 1985 when it was shut down for two years. The well was brought back into production in 1987 and continued to produce oil until 1995 when it was again shut down. At that point in time, oil production had declined to approximately six barrels of oil per day due to a build-up of paraffin that plugged off perforations in the well bore. Following our acquisition of the lease in 2006, we serviced the well and applied a paraffin surfactant to clean the perforations, casing and tubing. Over the two-day testing period, the well produced over 400 barrels of 36 Degree API Gravity Oil. In November 2011, we completed the initial workover and EOR process of the Wright 5-35 well. Further, field crews successfully upgraded the electrical systems which power the surface equipment, replaced the pad under the pumpjack and winterized the well site. The production on the Wright 5-35 prior to originally being shut-in during 1995 was 9 barrels of oil per day. Well testing during the completion stage exhibited an oil cut ranging from 25% to 50%. On December 10, 2011, the well was brought online into minimal production and underwent adjustments to surface equipment to stabilize the well. During the following 2 weeks after being brought online, the well was generating approximately 24 barrels of 36 degree API Gravity Oil per day until it was shut-in during the last week of December 2011 pending purchase of additional equipment needed to effectively operate the well. Based on the well test which included swab testing, we estimate that daily oil production will approximate 60 barrels per day once we begin steady production from this well.

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

In January 2012, we completed the lateral jetting operations of the Beery 2-24. We also purchased and installed four oil storage tanks at the tank battery location onsite providing 1600 barrels of total oil capacity. Since the jetting of the laterals combined with a proprietary chemical blend, the down-hole pressures have increased significantly and the well has naturally flowed in excess of 5 barrels of oil and a significant amount of gas every morning when the well was being bled off for daily operations. The swab tests indicate a consistent 50% oil cut from total fluids. We plan to mobilize the work-over rig to this site during the summer of 2013 and complete the workover process which includes installation of a specialized down-hole pump specifically designed for this well, replacing the current pumpjack with a larger pumpjack that will allow us to get a longer stroke when the well is in production and install electric equipment needed to operate the well which includes a 50 Horsepower motor. We plan to re-enter the well during the early summer of 2013 and recomplete it by implementing a casing patch operation and bring the well online for production. Based on the well tests from the EOR process, we are estimating the daily production from this well to be at least 100 barrels per day.

Beery 22-24 – Rework Plan

The Beery 22-24 is the fifth and final well in NAEG's five well Rework Program. Shell completed this well at 2600 barrels of oil per day in 1950's and it was one of the largest producers in the area. In 1986, the operator at the time installed a 385' liner at the bottom of the well in order to shut off water from one of three zones open. (B2, C2 and Mission Canyon) Until recently, this well would not have many options to improve oil production but with perforating technology achieving penetration distances of three feet or better and with the success of surfactants, we feel that after what was learned from the Beery 2-24 EOR program, this well has very similar potential as we are exploiting the same geological formations and pay-zones. Our plans include, perforating more holes in the B2 zone but more importantly, perforate the same part of the C2 zone that was completed in the Beery 2-24. The perforating will be followed up with a two hundred barrel surfactant and acid treatment. Ball sealers will be used to make sure all of the perforations are open. Based on the geology, production history of the well and our experience with the same formations in the Beery 2-24 which is in the same field, we are estimating the daily production from the Beery 22-24 well to be at 70 barrels per day. Subject to adequate financing, we plan to commence the workover and EOR operations on the Beery 22-24 well during the summer of 2013 after completion of the Beery 2-24 well.

Facilities

Corporate Office - We maintain our current principal office at 61-43 186th Street Fresh Meadows NY 11365.

Montana Maintenance Facility – We maintain an equipment yard and maintenance facility on the Fort Peck Indian Reservation in Montana. It is located on 5 acres and includes a tool workshop and three vehicle bays. It is located on Highway 2 in Wolf Point, Montana. There is no physical address for this location.

Item 3. Legal Proceedings.

The information required by Item 3 is included in “Notes to the Consolidated Financial Statements—Note 15 – Commitments and Obligation—Litigation.”

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

	Price Range Per Share
	High ($)	Low ($)
Year Ending December 31, 2012
First Quarter	1.01	0.14
Second Quarter	0.64	0.10
Third Quarter	6.00	0.15
Fourth Quarter	0.23	0.05

Year Ending December 31, 2011
First Quarter	0.64	0.13
Second Quarter	0.90	0.25
Third Quarter	0.83	0.15
Fourth Quarter	1.02	0.08

On March 13, 2008, the Depository Trust & Clearing Corporation (“DTC”) had originally suspended trade and settlement services (known as a “Global Lock” or “Chill”) for our Company’s security along with 25 other companies, resulting in our common stock not being ineligible for delivery, transfer or withdrawal through the DTC system and not being electronically tradable. On June 21, 2012, after a four year appeal, the Depository Trust Company (DTC) restored full electronic clearance and settlement services for the Company’s “NAGP” security. A notice of reinstatement was filed as Exhibit 99.1 to an 8-K filed on June 25, 2012.

Holders

As of May 20, 2013, we had 756 registered shareholders of common stock.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying any dividends in the foreseeable future. It is the present intention of our management to utilize all available funds for the growth of our business.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	10,000,000	$0.92	20,000,000	(1)

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Our 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”) was adopted by our Board of Directors effective June 6, 2011, and has been approved by the written consent of holders of shares of our common stock and Series A Preferred Stock.

Recent Sales of Unregistered Securities

In the fiscal year ended December 31, 2012, we made the following shares of unregistered securities, some of which have previously been disclosed on our Current Reports on Form 8-K and our Quarterly Reports on Form 10-Q:

•	During the three months ended March 31, 2012, we issued and sold to four investors an aggregate of 592,000 shares of our common stock at a per share purchase price of $.25 for proceeds of $148,000.
•	During the three months ended June 30, 2012, we issued and sold to 13 investors an aggregate of 675,800 shares of our common stock at a per share purchase price of $0.25 for proceeds of $168,950.
•	During the three months ended September 30, 2012, we issued and sold to 15 investors an aggregate of 551,200 shares of our common stock at a per share purchase price of $0.25 for proceeds of $137,800.
•	During the three months ended December 31, 2012, we issued and sold to 2 investors an aggregate of 850,000 shares of our common stock at a per share purchase price of $0.10 for proceeds of $85,000.

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

Overview

Native American Energy Group, Inc. is a development-stage energy resource development and management company, with four principal projects:

•	development of oil and gas interests in the Williston Basin in Montana (5-Well EOR Program);

•	development of coal-bed methane natural gas (“CBM”) in the Cook Inlet Basin in Alaska;

•	development of oil & gas properties on Native and non-Native American lands in Oklahoma using newer drilling and Enhanced Oil Recovery (EOR) technologies; and

•	implementation of vertical axis wind turbine power generation technology for the production of clean, cost-efficient green energy on all U.S. Native American Indian reservations.

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

We are in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing oil and gas reserves. To date, we have not generated sales revenues; have incurred expenses and sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2012, the Company has accumulated losses of $31,331,949.

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

Capitalized costs and estimated future development costs are amortized on a unit-of-production method based on proved reserves associated with the applicable cost center. We have assessed for impairment for oil and natural gas properties for the full cost pool quarterly using a ceiling test to determine if impairment is necessary. Specifically, the net unamortized costs for each full cost pool, less related deferred income taxes, should not exceed the following: (a) the present value, discounted at 10%, of future net cash flows from estimated production of proved oil and gas reserves, plus (b) all costs being excluded from the amortization base, plus (c) the lower of cost or estimated fair value of unproved properties included in the amortization base, less (d) the income tax effects related to differences between the book and tax basis of the properties involved. The present value of future net revenues should be based on current prices, with consideration of price changes only to the extent provided by contractual arrangements, as of the latest balance sheet presented. The full cost ceiling test must take into account the prices of qualifying cash flow hedges in calculating the current price of the quantities of the future production of oil and gas reserves covered by the hedges as of the balance sheet date. In addition, the use of the hedge-adjusted price should be consistently applied in all reporting periods and the effects of using cash flow hedges in calculating the ceiling test, the portion of future oil and gas production being hedged, and the dollar amount that would have been charged to income had the effects of the cash flow hedges not been considered in calculating the ceiling limitation should be disclosed. Any excess is charged to expense during the period that the excess occurs. We did not have any hedging activities during the year ended December 31, 2012 and 2011. Application of the ceiling test is required for quarterly reporting purposes, and any write-downs cannot be reinstated even if the cost ceiling subsequently increases by year-end. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Abandonment of properties is accounted for as adjustments of capitalized costs with no loss recognized.

During the years ended December 31, 2012 and 2011, our management performed an evaluation of its unproved properties for purposes of determining the implied fair value of the assets at the end of each respective year. The test indicated that the recorded remaining book value of its unproved properties exceeded its fair value for the years ended December 31, 2012 and 2011. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $-0-, net of tax, during the year ended December 31, 2012 and $690,552, net of tax, or $0.02 per share during the year ended December 31, 2011 to reduce the carrying value of the unproved properties to $-0-. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

Revenue Recognition

Revenues from the sale of petroleum and natural gas are recorded when title passes from us to our petroleum or natural gas purchaser and collectability is reasonably assured. During the years ended December 31, 2012 and 2011, we received proceeds from the sale of oil from two wells on our sites in the amount of $41,831 and $111,606 respectively.

Income Taxes

We have adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant

Derivative Instruments and Fair Value of Financial Instruments

We have evaluated the application of Accounting Standards Codification 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”) to certain convertible debentures that contain exercise price adjustment features known as reset provisions, issued warrants with anti-dilutive provisions and an obligation it issue common shares under anti-dilutive provision in a settlement agreement . Based on the guidance in ASC 815-40, we have concluded these instruments and obligations are required to be accounted for as derivatives effective upon issuance.

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

Results of Operations for the Twelve Months Ended December 31, 2012 and 2011

Revenues

During the years ended December 31, 2012 and 2011, we received proceeds from the sale of oil for test purposes from two wells on our sites in the amount of $26,702 and $111,606 respectively.

Operating Expenses

Selling, General and Administrative

Selling, general and administrative expenses decreased from $5,293,927 for the twelve months ended December 31, 2011 to $1,758,749 for the twelve months ended December 31, 2012. The decrease of $3,535,178 or 67% is primarily attributable to a decrease in equity based compensation to consultants and service providers of $2,751,192 along with a reduction in operations expenses due to funding constraints.

Impairment of undeveloped properties

Impairment of undeveloped properties in the current fiscal year decreased from $690,552 for the twelve months ended December 31, 2011 to $-0- for the twelve months ended December 31, 2012. This decrease of $690,552 is attributed to an reduced investments in our undeveloped properties.

Litigation Settlement

During the year ended December 31, 2012, we concluded litigation as described in our accompanying financial statements. As such, we incurred a $1,757,182 charge in the year ended December 31, 2012 comprised of additional shares of our common stock and an obligation to issue warrants based on certain conditions occurring. During the year ended December 31, 2011, we incurred costs of $247,438.

Depreciation and Amortization

In the twelve months ended December 31, 2012, depreciation and amortization decreased by $5,839 from $159,594 for the twelve months ended December 31, 2011 to $153,755 for the twelve months ended December 31, 2012. The decrease is attributable aging of our field equipment purchased in prior years.

Total Operating Expenses

Total operating expenses decreased to $3,669,686 for the year ended December 31, 2012 from $6,391,511 for the year ended December 31, 2011. The decrease of $2,721,825 is primarily attributable to a decrease in equity based compensation issued to consultants and services providers net with the settlement of litigation as described above.

Loss on change in fair value of derivative liabilities

During the year ended December 31, 2012, we issued convertible debentures with certain conversion features and entered into a settlement agreement requiring us to issue warrants and common stock with anti-dilution provisions, which we identified as embedded derivatives. All require us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a net loss of $149,965 for the year ended December 31, 2012, $-0- for the same period, last year.

Gain on settlement of debt

During the year ended December 31, 2012, we amended our previously acquired and expensed licensing agreement, reducing our remaining debt obligation from $469,500 to $69,500 realizing a gain from debt cancelation. In addition, we settled accounts payable, debt and related accrued interest by issuance of our common stock realizing a gain of $253,220. During the year ended December 31, 2011, we received notification of the cancellation of two vehicle notes from the financing company totaling $21,606; due to the cancellation of certain oil & gas leases, we were notified that certain lease payments totaling $25,698 were no longer payable; and a lender and a former consultant forgave a loan payable and an account payable, respectively, in the amount of $10,197 and $4,500. Accordingly, we recognized $62,002 included as gain on settlement of debt on the statement of operations.

Loss on Debt Modification

On October 26, 2012, we entered into a settlement agreement with our bridge note holders and High Capital Funding LLC, holder of $723,000 in matured notes payable. In connection with a forbearance on the security held, we agreed to issue common stock and warrants in conjunction with the settlement. In addition, we agreed to assume the legal costs incurred by the note holders. As such, we recorded the fair valve of the issued common, warrants and debt assumption as loss on debt modification of $426,980 for the year ended December 31, 2012.

Interest Expenses, net

Interest expense, net for the twelve months ended December 31, 2012 decreased by $38,218 to $511,943 from $69,374 for the twelve months ended December 31, 2011. The decrease in interest expense was due to issuing common shares in connection with our bridge financing charged to period interest in 2011.

Net (Loss)

Net loss for the twelve months ended December 31, 2012 decreased to $4,072,286 from a net loss of $6,767,737 for the twelve months ended December 31, 2011. The decrease of $2,695,451 is primarily attributable to the following factors: (i) a decrease in field operations expenses in our Montana field site and the Five-Well Program; (2) an decrease in equity based compensation to consultants and service providers; (iii) a decrease in the amount of impairment of undeveloped properties for the twelve months ended December 31, 2012 as compared to the twelve months ended December 31, 2011; (iv) gain on settlement of debt in 2012 of $653,220 and compared with $62,002 in 2011; (v) net with a loss on debt modification of $426,980 in 2012 as compared to nil in 2011 and a loss on change in fair value of derivatives of $149,965.

Liquidity, Capital Resources and Going Concern

We generated minimum revenues in the year ended December 31, 2012. We have continued to incur expenses and have limited sources of liquidity. Our limited financial resources have had an adverse impact on our liquidity, activities and operations. These limitations have also adversely affected our ability to obtain certain projects and pursue additional business ventures. We may have to borrow money from stockholders or issue debt or equity securities in order to find expenditures for exploitation and development and general administration or enter into a strategic arrangement with a third party. There can be no assurance that additional funds will be available to us on favorable terms or at all.

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

As of December 31, 2012 we had a working capital deficit of $4,523,197. For the twelve months ended December 31, 2012, we generated a net cash flow deficit from operating activities of $529,723, consisting primarily of year to date loss of $4,072,286. Non cash adjustments included $153,755 in depreciation and amortization charges, $448,500 for equity based compensation, $27,901 amortization of debt discount, $426,980 loss on debt modification, $1,757,182 for fair value of common stock and warrants issued in litigation settlement, $87,514 non-cash interest paid, $149,965 for loss on change in fair value of derivative liabilities, $162,500 in fair value of vesting options and $185,306 for the fair value of warrants issued in connection with debt net with $663,220 gain on settlement of debt Additionally, we had a net decrease in assets of $64,455 and a net increase in current liabilities of $741,725. A net cash flow deficit from investing activities for the twelve months ended December 31, 2012 was nil. Cash provided by financing activities for the twelve months ended December 31, 2012 totaled $516,945, consisting of proceeds from the sale of our common stock and proceeds from loans and notes payable, net with repayments on loans and notes payable.

We expect that exploitation of potential revenue sources will be financed primarily through the private placement of securities, including issuance of notes payable and other debt or a combination thereof, depending upon the transaction size, market conditions and other factors.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next three months in order to meet our current and projected cash flow deficits from operations and development. Our registered independent certified public accountants have stated in their report dated May 20, 2013, that we have incurred operating losses in the last year, and that we are dependent upon management’s ability to develop profitable operations and raise additional capital. These factors, among others, may raise substantial doubt about our ability to continue as a going concern.

We also are unable to determine whether we will generate sufficient cash flow from our future oil and gas operations to fund our future operations. Although we would expect cash flow from future operations to rise as our as we are able to improve our operations, post funding, and the number of projects we successfully develop grows, we will continue to focus, in the near term, on raising additional capital, probably through the private placement of equity securities, to assure we have the necessary liquidity for 2013.

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

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we incurred a net operating loss in the years ended December 31, 2012, 2011, 2010, 2009 and 2008, and have minimum revenues at this time. These factors create an uncertainty about our ability to continue as a going concern. We are currently trying to raise capital through a private offering of our stock. Our ability to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Material Commitments

Among other debts, as of December 31, 2012, we owed:

•
Bridge Notes Payable of an aggregate of $750,000, that are secured by a first lien on certain oil and gas leases and related equipment and are already past due and are currently accruing interest at the rate of 12.00% per year as of November 1, 2012, increasing to 18% by May 1, 2014. On October 26, 2012, we entered into a settlement agreement and in connection with a forbearance not to exercise their security rights, we agreed to term modifications, issued warrants and common stock with anti-dilutive provisions and settled on payment terms based on future well production

•
Loans payable of an aggregate of $593,000, under the Loan Terms Agreement that are secured by a second lien on certain oil and gas leases and related equipment, bear interest at the rate of 6.25% per year and were due on February 29, 2012; these loans were part of the October 26, 2012 settlement.

•
SLA Notes payable of $130,000, under the Third Secured Loan Agreement that are secured by (i) a second lien pari pasu with the secured loans under the Loan Term Agreement and (ii) bear interest at the rate of 12% per year until February 29, 2012, at the rate of 15% per year until April 30, 2012, and at the rate of 18% per year after April 30, 2012, and that are due the earlier of (i) April 30, 2012; and (ii) the final closing of any equity and/or debt financing totaling at least $3,000,000 which occurs after December 31, 2011. These loans were part of the October 26, 2012 settlement

Off-Balance Sheet Arrangements

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

Item 8. Financial Statements and Supplementary Data.

Our financial statements, together with the report of our independent registered public accounting firm, are contained in pages F-1 through F-30 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “1934 Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on this evaluation, and because of our limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2012.

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis, and thus are a material weakness. Our management believes that these material weaknesses are due to the small size of our accounting staff due to financial restrictions. As we grow and obtain financing, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the fourth fiscal quarter of December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Offices and Corporate Governance.

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of December 31, 2012. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position

Joseph G. D’Arrigo	51	President, Chief Executive Officer and Chairman

Raj S. Nanvaan	35	Chief Financial Officer, Chief Operations Officer, Vice President, Treasurer and Director

Richard Ross	61	Corporate Secretary, Chief Communications Officer and Director

Doyle A. Johnson	58	Chief Geologist & Petroleum Engineer

Linda C. Chontos	58	Administrative Operations Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than ten percent (10%) of the our common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish us with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2012 were filed timely.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation earned for services rendered to us in all capacities for the fiscal years ended December 31, 2012 and 2011, by our principal executive officer, principal financial officer, and three of our other executive officers who served in such capacities as of the end of fiscal 2012, collectively referred to as the “Named Executive Officers.”

Name and Principal Position	Year	Salary($) (1)	Option Awards ($)(3)	Deferred Salaries ($)(4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)
Joseph G. D’Arrigo,	2012	-	389,998	12,000	402,000
President & Chief Executive Officer	2011	1,000			1,000

Raj S. Nanvaan,	2012	-	389,998	12,000	402,000
Chief Financial Officer & Chief Operations Officer	2011	1,000			1,000

Richard Ross,	2012	-	390,000	12,000	402,000
Corporate Secretary & Chief Communications Officer	2011	1,000			1,000

Doyle A. Johnson,	2012	-	390,000	12,000	402,000
Chief Geologist & Petroleum Engineer	2011	-			-

Linda C. Chontos,	2012	-	390,000	12,000	402,000
Administrative Operations Officer (2)	2011	-			-

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

(2) On June 1, 2011, Linda C. Chontos was appointed as our Administrative Operations Officer.

(3) On September 14, 2012, the Board of Directors granted 2,000,000 common stock options each to Mr. D’Arrigo and Mr. Nanvaan. The options are exercisable at $2.00 for five years with vesting in four year increments beginning the first anniversary. In addition, on September 14, 2012, the Board of Directors granted 2,000,000 common stock options each to Mr. Ross, Mr. Johnson and Ms. Chontos. The options are exercisable at $0.20 for ten years with vesting in four year increments beginning the first anniversary.

(4) Beginning October 1, 2012, the Company began accruing salaries for its five (5) employees in accordance with employment agreements executed on September 14, 2012. Each employee receives an annual salary of $48,000 at the rate of $4,000 per month. Currently the salaries are currently being deferred until the company is in a financial position to pay such salaries.

Members of the Board do not receive compensation but are entitled to reimbursement of their expenses incurred in attending Board meetings.

Employment Contracts

The Company has no pension, annuity, insurance, profit sharing or similar benefit plans; however, the Company may adopt such plans in the near future. On September 14, 2012, the Company entered into employment agreements with Joseph G. D’Arrigo, Raj S. Nanvaan, Richard Ross, Doyle A. Johnson and Linda C. Chontos. All Executives’ salaries are being deferred until sufficient capital is available.

Mr. D’Arrigo's agreement is for a period of 5 years and provides for payment of $48,000 annually in exchange for Mr. D’Arrigo's services as President and Chief Executive Officer of the Company. The Company will defer payment of Mr. D’Arrigo's base salary until sufficient capital is available.

Mr. Nanvaan's agreement is also for a period of 5 years and provides for payment of $48,000 annually in exchange for Mr. Nanvaan 's services as Chief Financial & Operations Officer of the Company. The Company will defer payment of Mr. Nanvaan's base salary until sufficient capital is available.

Mr. Ross’ agreement is also for a period of 5 years and provides for payment of $48,000 annually in exchange for Mr. Ross' services as Chief Communications Officer and Corporate Secretary of the Company. The Company will defer payment of Mr. Ross' base salary until sufficient capital is available.

Mr. Johnson’s agreement is also for a period of 5 years and provides for payment of $48,000 annually in exchange for Mr. Johnson’s services as Chief Geologist and Petroleum Engineer of the Company. The Company will defer payment of Mr. Johnson's base salary until sufficient capital is available.

Ms. Chontos’ agreement is also for a period of 5 years and provides for payment of $48,000 annually in exchange for Ms. Chontos' services as Administrative Operations Officer of the Company. The Company will defer payment of Mr. Chontos' base salary until sufficient capital is available.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of May 20, 2013 the number of shares of (i) Common Stock and (ii) Series A Stock owned of record and beneficially by our current executive officers, directors and persons who hold 5% or more of the outstanding shares of Common Stock and Series A Stock, respectively, of us, and all of our current directors and executive officers as a group. Amounts reported under “Common Stock Beneficially Owned” includes the number of shares that could be acquired through the conversion of Series A Stock within 60 calendar days of this date. Except as otherwise indicated and subject to applicable community property laws, each owner has sole voting and investment power with respect to the securities listed. Further, unless otherwise indicated, each director’s, officer’s and beneficial owner’s address is c/o Native American Energy Group, Inc., 61-43 186th Street Suite 507 Fresh Meadows NY 11365.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned (par value $.001)		Percentage of Common Stock (1)	Series A Stock Beneficially Owned (par value $.0001)		Percentage of Series A Stock (2)
Joseph G. D’Arrigo, Chairman, Chief Executive Officer, President and Director	5,295,751	(3)	13%	250,000	(4)	50%

Raj S. Nanvaan, Chief Financial Officer, Chief Operations Officer and Director	5,295,751	(5)	13%	250,000	(4)	50%

Richard Ross, Chief Communications Officer, Corporate Secretary and Director	—		—	—		—

Doyle A. Johnson, Chief Geologist & Petroleum Engineer	—		—	—		—

Linda C. Chontos Administrative Operations Officer	—		—	—		—

All Officers and Directors as a Group (5 persons)	10,591,502		26.0%	500,000		100%

High Capital Funding LLC 333 Sandy Springs Circle Suite 230 Atlanta GA 30328 (HCF)	4,819,392	(6)	9.95%	—		—

(1)
Based on 40,522,018 shares of Common Stock outstanding as of May 20, 2013. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2)	Based on 500,000 shares of Series A Stock issued and outstanding as of May 20, 2013.

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

(6)
Includes 2,522,655 warrants which are exercisable within 60 days of May 20, 2013 but which may not be exercised to the extent such exercise would result in HCF beneficially owning more than 9.95% of NAGP common stock at any given time. As such, all 2,522,655 warrants are exercisable as of the Record Date.

Outstanding Equity Awards at May 20, 2013

The following table summarizes certain information regarding unexercised stock options outstanding for each of the Named Officers as of May 20, 2013.

	Number of Securities Underlying Unexercised Stock Options Exercisable	Number of Securities Underlying Unexercised Stock Options Unexercisable	Stock Option Exercise Price	Stock Option Expiration Date
Joseph G. D’Arrigo, Chairman, Chief Executive Officer, President and Director	—	2,000,000	$2.00	9/13/2017

Raj S. Nanvaan, Chief Financial Officer, Chief Operations Officer and Director	—	2,000,000	$2.00	9/13/2017

Richard Ross, Chief Communications Officer, Corporate Secretary and Director	—	2,000,000	$0.20	9/13/2022

Doyle A. Johnson, Chief Geologist & Petroleum Engineer	—	2,000,000	$0.20	9/13/2022

Linda C. Chontos Administrative Operations Officer	—	2,000,000	$0.20	9/13/2022

The Company does not currently have in place or provide retirement, disability or other benefits to its employees.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of December 31, 2012, Joseph D’Arrigo has a loan outstanding to us of $10,550, and Raj Nanvaan has a loan outstanding to us of $36,418. These loans are included in our loans payable and were made interest free. There is no benefit to either Mr. D’Arrigo or Mr. Nanvaan directly or indirectly from providing such loans.

In addition to being officers and directors of Native American Energy Group, Inc., Joseph D’Arrigo, our President, Chief Executive Officer and Chairman, and Raj Nanvaan, our Chief Financial Officer, Chief Operations Officer, Vice President, Treasurer and Director, are directors and minority shareholders of NAEG Founders Holding Corporation, a private New York corporation that Messrs. D’Arrigo and Nanvaan formed to hold (i) Mr. D’Arrigo’s 2.5% Overriding Royalty interest in our future oil & gas production and (ii) Mr. Nanvaan’s 2.5% Overriding Royalty interest in our future oil & gas production. After the transfer of such interests to NAEG Founders Holding Corporation, Messrs. D’Arrigo and Nanvaan each had a remaining 0.5% Overriding Royalty interest in our future oil & gas production, which they voluntarily cancelled for no consideration. As the result of the assignment of the interests of both Messrs. D’Arrigo and Nanvaan to NAEG Founders Holding Corporation by way of a board resolution, NAEG Founders Holding Corporation held a total 5% Overriding Royalty Interest in the future oil & gas production from leasehold interests. As background, Messrs. D’Arrigo and Nanvaan had each been granted their respective 3% Overriding Royalty Interest in our future oil & gas production in exchange for the assignment of their respective interests in a drilling project associated with another company called Rockwell Petroleum. The project was called the Jones Draw Field. Such rights were acquired by them before our organization while working with other oil & gas companies as tribal liaisons prior to the formation of the Company. To date, Messrs. D’Arrigo and Nanvaan have not received any compensation or dividend distributions from NAEG Founders Holdings Corporation because such company has not had any commercial production to date.

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

In January 2013, Richard Ross loaned the company $18,950. The loan was made interest free. There is no benefit to Mr. Ross directly or indirectly from providing such loans.

 Item 14. Principal Accountant Fees and Services.

Summary of Principal Accountant Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Kalantry, LLP in 2012 and 2011:

	Fiscal Year Ended December 31, 2012		Fiscal Year Ended December 31, 2011

Audit Fees	$45,000	(1)	$45,000	(1)
Audit-Related Fees	$0		$0
Tax Fees	$0		$0
All Other Fees	$0		$0

(1)	Includes fees paid to Kalantry LLP are for reviews of the financial statements of our quarterly reports on Form 10-Q.

All services described above were approved by the Board.

Item 15. Exhibits, Financial Statement Schedules.

(a)   The following documents are filed as part of this report:

1.  Financial Statements.

Our consolidated financial statements are filed as a part of this Annual Report on Form 10-K.

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Stockholders’ Equity	F-4 to F-6
Consolidated Statements of Cash Flows	F-7
Notes to the Consolidated Financial Statements	F-10 to F-30

2.  Financial Statement Schedules.

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3.  Exhibits

The information required by this Item is set forth on the Exhibit Index that follows the financial statements at the end of this report.

Exhibit No.	Description

10.26	Joseph Darrigo Senior Executive Agreement

10.27	Raj Nanvaan Senior Executive Agreement

10.28	Doyle Johnson Senior Executive Agreement

10.29	Richard Ross Senior Executive Agreement

10.30	Linda Chontos Executive Employment Agreement

31.1	Joseph Darrigo Certification

31.2	Raj Nanvaan Certification

32.1	Joint Certification 18 U.S.C Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIVE AMERICAN ENERGY GROUP, INC.

Dated: May 20, 2013	By:	/s/ Joseph G. D’Arrigo
Name: Joseph G. D’Arrigo
Title: President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Dated: May 20, 2013	/s/ Joseph G. D’Arrigo
Name: Joseph G. D’Arrigo
Title: President, CEO and Director
(Principal Executive Officer)

Dated: May 20, 2013	/s/ Raj S. Nanvaan
Name: Raj S. Nanvaan
Title: Chief Financial Officer and Director
(Principal Accounting Officer)

Dated: May 20, 2013	/s/ Richard Ross
Name: Richard Ross
Title: Director

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-2

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and from the period January 18, 2005 (date of inception) to December 31, 2012	F-3

Consolidated Statement of Stockholders’ Equity (Deficit) for the period from January 18, 2005 (date of inception) to December 31, 2012	F-4 to F-7

Consolidated Statements of Cash Flows for the year ended December 31, 2012, 2011 and from the period January 18, 2005 (date of inception) to December 31, 2012	F-8

Notes to the Consolidated Financial statements	F-9 to F-30

KALANTRY LLP
CERTIFIED PUBLIC ACCOUNTANTS
70-26 Groton Street Forest Hills NY 11375
Tel (718) 544 2772 | Fax (267) 295 8501

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Native American Energy Group Inc.
Fresh Meadows, New York

We have audited the accompanying consolidated balance sheets of Native American Energy Group, Inc. (the “Company”), a development stage company as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Native American Energy Group, Inc. as of December 31, 2012 and 2011 and the consolidated results of operations, changes in stockholders’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations and does not have sufficient cash or working capital to meet anticipated requirements through 2013. This raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kalantry LLP
Forest Hills, New York
May 20, 2013

NATIVE AMERICAN ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
Current assets:
Cash	$4,957	$17,735
Accounts receivable	-	15,213
Prepaid expenses	80,822	34,923
Total current assets	85,779	67,871

Other property plant and equipment, net	463,702	617,457

Other assets:
Collateral on surety bonds	175,381	175,030
Security deposits	2,500	52,093
Total other assets	177,881	227,123

Total assets	$727,362	$912,451

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,430,368	$2,430,370
Put liability	-	100,000
Capital leases and notes payable, short term	139,239	524,252
Convertible debentures, net of debt discounts	27,901	-
Notes payable, bridge, net of debt discounts	750,000	680,755
Loans payable, net of debt discounts	1,261,468	1,265,819
Total current liabilities	4,608,976	5,001,196

Long term debt:
Notes payable	-	14,841
Derivative liabilities	632,777	-
Total long term debt	632,777	14,841

Total liabilities	5,241,753	5,016,037

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, par value $0.0001; 21,000,000 and 1,000,000 shares authorized as of December 31, 2012 and 2011, respectively
Series A Convertible Preferred stock, par value $0.0001; 1,000,000 shares designated, 500,000 shares issued and outstanding as of December 31, 2012 and 2011	50	50
Series B Callable Preferred stock, par value $0.0001; 5,750,000 shares designated, -0- shares issued and outstanding	-	-
Common stock, par value $0.001; 1,000,000,000 shares authorized, 38,716,299 and 35,128,580 shares issued as of December 31, 2012 and 2011, respectively; 38,716,299 and 33,389,830 shares outstanding as of December 31, 2012 and 2011, respectively	38,716	33,390
Additional paid in capital	26,793,922	23,137,767
Common stock subscription	-	-
Deficit accumulated during development stage	(31,347,079)	(27,274,793)
Total stockholders' deficit	(4,514,391)	(4,103,586)

Total liabilities and stockholders' deficit	$727,362	$912,451

See the accompanying notes to the consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(a development stage company)

	Year ended December 31,		From January 18, 2005 (date of inception) through December 31,
	2012	2011	2012

REVENUE	$26,702	$111,606	$200,508

Operating expenses:
Selling, general and administrative	1,758,749	5,293,927	19,323,669
Impairment of undeveloped properties	-	690,552	5,410,802
Impairment of acquired licenses	-	-	2,500,000
Loss on repossession of fixed assets	-	-	56,622
Litigation settlement	1,757,182	247,438	2,173,620
Depreciation and amortization	153,755	159,594	537,486
Total operating expenses	3,669,686	6,391,511	30,002,199

Loss from operations	(3,642,984)	(6,279,905)	(29,801,691)

Other income (expense):
Interest income	350	327	26,803
Loss on change in fair value of derivatives	(149,965)	-	(149,965)
Gain on settlement of debt	653,220	62,002	715,222
Loss on debt modification	(426,980)	-	(426,980)
Other income	6,016	-	126,174
Interest expense	(511,943)	(550,161)	(1,836,642)

Loss before provision for income taxes	(4,072,286)	(6,767,737)	(31,347,079)

Provision for income taxes (benefit)	-	-	-

NET LOSS	$(4,072,286)	$(6,767,737)	$(31,347,079)

Net loss per common share, basic and diluted	$(0.11)	$(0.22)

Weighted average number of outstanding shares, basic and diluted	36,117,215	30,469,062

See the accompanying notes to the consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(a development stage company)
FROM JANUARY 18, 2005 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2012

									Deficit
	Preferred stock		Common stock		Additional Paid in	Common shares to be issued		Common Stock	Accumulated during Development
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Subscription	Stage	Total

Shares outstanding at inception	-	$-	30	$-	$-	-	$-	$-	$-	$-
Sale of common stock	-	-	97,500	98	48,652	-	-	-	-	48,750
Common stock issued in exchange for services rendered	-	-	920	1	459,999	-	-	-	-	460,000
Contributed capital by majority shareholders	-	-	-	-	794,682	-	-	-	-	794,682
Net loss for period ended December 31, 2005	-	-	-	-	-	-	-	-	(579,779)	(579,779)
Balance, December 31, 2005 (unaudited)	-	-	98,450	99	1,303,333	-	-	-	(579,779)	723,653
Common stock issued as debt collateral	-	-	20,640	20	(20)	-	-	-	-	-
Common stock issued in exchange for services rendered	-	-	136	-	19,500	-	-	-	-	19,500
Common stock issued in exchange for expenses	-	-	50	-	3,000	-	-	-	-	3,000
Sale of common stock	-	-	8,046	8	249,992	-	-	-	-	250,000
Common stock subscription	-	-	-	-	-	-	-	40,000	-	40,000
Contributed capital by majority shareholders	-	-	-	-	451,739	-	-	-	-	451,739
Net loss for year ended December 31, 2006	-	-	-	-	-	-	-	-	(763,264)	(763,264)
Balance, December 31, 2006	-	-	127,322	127	2,027,544	-	-	40,000	(1,343,043)	724,628
Issuance of common stock for subscription	-	-	5,000	5	39,995	-	-	(40,000)	-	-
Sale of common stock, net	-	-	17,507	17	317,358	-	-	-	-	317,375
Return of common stock issued for collateral	-	-	(20,400)	(20)	20	-	-	-	-	-
Common stock to be issued for acquisition of Fowler Oil & Gas	-	-	-	-	-	11,765	691,200	-	-	691,200
Sale of royalty rights	-	-	-	-	1,715,000	-	-	-	-	1,715,000
Cancelation of common stock issued for services	-	-	(20)	-	-	-	-	-	-	-
Contributed capital by majority shareholders	-	-	-	-	64,301	-	-	-	-	64,301
Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	-	(905,809)	(905,809)
Balance, December 31, 2007	-	$-	129,409	$129	$4,164,218	11,765	$691,200	$-	$(2,248,852)	$2,606,695

NATIVE AMERICAN ENERGY GROUP, INC
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(a development stage company)
FROM JANUARY 18, 2005 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2012

									Deficit
	Preferred stock		Common stock		Additional Paid in	Common shares to be issued		Common Stock	Accumulated during Development
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Subscription	Stage	Total

Balance, December 31, 2007	-	$-	129,409	$129	$4,164,218	11,765	$691,200	$-	$(2,248,852)	$2,606,695
Issuance of common stock for investment in wholly owned subsidiary	-	-	11,765	12	936,187	(11,765)	(691,200)	-	-	244,999
Sale of royalty rights	-	-	-	-	1,208,570	-	-	-	-	1,208,570
Contributed capital by majority shareholders	-	-	-	-	2,754	-	-	-	-	2,754
Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	-	(5,111,099)	(5,111,099)
Balance, December 31, 2008	-	-	141,174	141	6,311,729	-	-	-	(7,359,951)	(1,048,081)
Issuance of common stock for technology license	-	-	2,000	2	-			-	-	2
Effective of Merger with Native American Group, Inc. (formerly Flight Management International, Inc.)	-	-	351,829	352	25,580	-	-	-	-	25,932
Preferred shares issued in exchange for services	500,000	50	-	-	399,950	-	-	-	-	400,000
Common shares issued in exchange for services	-	-	10,000,000	10,000	7,990,000	-	-	-	-	8,000,000
Sale of Common Stock	-	-	490,000	490	104,510	-	-	-	-	105,000
Common stock issued in exchange for expenses	-	-	45,000	45	30,955	-	-	-	-	31,000
Contributed capital by majority shareholders	-	-	-	-	2,486	-	-	-	-	2,486
Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	(9,144,034)	(9,144,034)
Balance, December 31, 2009	500,000	50	11,030,003	11,030	14,865,210	-	-	-	(16,503,985)	(1,627,695)
Shares issued for fractional roundup (merger)	-	-	4,425	4	-	-	-	-	-	4
Common stock issued to acquire technology license	-	-	2,000,000	2,000	1,998,000	-	-	-	-	2,000,000
Common stock issued in settlement of debt	-	-	10,040,702	10,042	1,514,716	-	-	-	-	1,524,758
Sale of common stock	-	-	2,318,900	2,318	290,382	-	-	-	-	292,700
Common stock issued in exchange for services	-	-	100,000	100	19,900	-	-	-	-	20,000
Common stock issued in exchange for expenses	-	-	1,543,000	1,543	619,947	-	-	-	-	621,490
Net loss	-	-	-	-	-	-	-	-	(4,003,071)	(4,003,071)
Balance, December 31, 2010	500,000	$50	27,037,030	$27,037	$19,308,155	$-	$-	$-	$(20,507,056)	$(1,171,814)

NATIVE AMERICAN ENERGY GROUP, INC
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(a development stage company)
FROM JANUARY 18, 2005 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2012

									Deficit
	Preferred stock		Common stock		Additional Paid in	Common shares to be issued		Common Stock	Accumulated during Development
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Subscription	Stage	Total

Balance, December 31, 2010	500,000	$50	27,037,030	$27,037	$19,308,155	$-	$-	$-	$(20,507,056)	$(1,171,814)
Sale of common stock	-	-	1,892,800	1,893	222,507	-	-	-	-	224,400
Common stock issued in exchange for services	-	-	3,860,000	3,860	3,027,840	-	-	-	-	3,031,700
Common stock issued for expenses	-	-	10,000	10	4,990	-	-	-	-	5,000
Common stock issued in settlement of debt	-	-	15,000	15	1,485	-	-	-	-	1,500
Cancellation of previously issued common shares for services	-	-	(1,000,000)	(1,000)	1,000	-	-	-	-	-
Common stock issued in connection with issuance of debt	-	-	1,575,000	1,575	461,863					463,438
Fair value of warrants issued for services rendered	-	-	-	-	37,498	-	-	-	-	37,498
Fair value of warrants issued in connection with issuance of debt	-	-	-	-	172,429	-	-	-	-	172,429
Put liability reclassified outside equity	-	-	-	-	(100,000)	-	-	-	-	(100,000)
Net loss	-	-	-	-	-	-	-	-	(6,767,737)	(6,767,737)
Balance, December 31, 2011	500,000	$50	33,389,830	$33,390	$23,137,767	$-	$-	$-	$(27,274,793)	$(4,103,586)

NATIVE AMERICAN ENERGY GROUP, INC
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(a development stage company)
FROM JANUARY 18, 2005 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2012

									Deficit
	Preferred stock		Common stock		Additional Paid in	Common shares to be issued		Common Stock	Accumulated during Development
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Subscription	Stage	Total

Balance, December 31, 2011	500,000	$50	33,389,830	$33,390	$23,137,767	$-	$-	$-	$(27,274,793)	$(4,103,586)
Sale of common stock	-	-	2,669,000	2,669	537,081	-	-	-	-	539,750
Common stock issued for services	-	-	1,110,000	1,110	493,289	-	-	-	-	494,399
Common stock issued in settlement of litigation	-	-	2,345,506	2,345	789,871	-	-	-	-	792,216
Common stock issued in settlement of debt	-	-	281,650	282	173,608	-	-	-	-	173,890
Common stock issued in settlement of forbearance agreement subject to reset provisions	-	-	820,313	820	(820)	-	-	-	-	-
Fair value of common stock issuable for interest	-	-	-	-	17,323	-	-	-	-	17,323
Net common stock returned and canceled in connection with amendment to licensing agreement	-	-	(1,900,000)	(1,900)	1,900	-	-	-	-	-
Fair value of vesting options	-	-	-	-	162,500	-	-	-	-	162,500
Expiry of put agreement	-	-	-	-	100,000	-	-	-	-	100,000
Fair value of warrant obligation to be issued in settlement of obligation	-	-	-	-	1,381,403	-	-	-	-	1,381,403
Net loss	-	-	-	-	-	-	-	-	(4,072,286)	(4,072,286)
Balance, December 31, 2012	500,000	$50	38,716,299	$38,716	$26,793,922	$-	$-	$-	$(31,347,079)	$(4,514,391)

See the accompanying notes to the consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From January 18, 2005 (date of inception) through
	Year ended December 31,		December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,072,286)	$(6,767,737)	$(31,347,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	153,755	159,594	673,072
Impairment losses	-	690,552	7,829,119
Amortization of debt discount	27,901	-	27,901
Losses on repossession of fixed assets	-	-	56,622
Equity based compensation	448,500	3,199,692	12,668,701
Gain on settlement of debt	(663,220)	(62,002)	(725,222)
Loss on debt modification	426,980	-	426,980
Common stock issued in connection with debt	-	374,769	374,769
Common stock issued in settlement of litigation	375,779	-	375,779
Non cash interest expense	87,514	-	87,514
Loss on change in fair value of derivatives	149,965	-	149,965
Fair value of vesting employee options	162,500	-	162,500
Fair value of warrants to be issued in settlement of litigation	1,381,403	-	1,381,403
Fair value of warrants issued in connection with debt	185,306	75,789	261,095
Preferred stock issued for services	-	-	400,000
(Increase) decrease in:
Accounts receivable	15,213	(15,213)	-
Licensing	(407)	-	(30,407)
Guarantee fees	-	-	(4,357)
Surety bond	(351)	(327)	(171,024)
Deposits	50,000	106,497	(2,093)
Increase (decrease) in:
Accounts payable and accrued expenses	741,725	1,327,157	3,506,180
Net cash (used in) operating activities	(529,723)	(911,229)	(3,898,582)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in oil and gas properties	-	(780,387)	(1,986,949)
Purchase of property and equipment	-	(124,910)	(2,784,883)
Net cash (used in) investing activities	-	(905,297)	(4,771,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and subscriptions	539,750	224,400	1,817,975
Proceeds from sale of royalty interest	-	-	2,923,570
Proceeds from loans payable	86,000	987,183	2,752,591
Proceeds from notes payable	-	750,000	951,964
Proceeds from convertible debentures	50,000	-	50,000
Contributions by major shareholders	-	-	1,315,963
Payments of capital leases	-	-	(497,102)
Payments on loans payable	(156,912)	(130,150)	(552,337)
Payments of notes payable	(1,893)	(3,000)	(87,253)
Net cash provided by financing activities	516,945	1,828,433	8,675,371

Net (decrease) increase in cash and cash equivalents	(12,778)	11,907	4,957
Cash and cash equivalents, beginning of the period	17,735	5,828	-

Cash and cash equivalents, end of period	$4,957	$17,735	$4,957

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for interest	$-	$-	$-
Cash paid during period for taxes	$-	$-	$800
NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services rendered	$494,399	$3,014,100	$12,689,425
Common stock issued for licensing	$-	$-	$2,000,002
Common stock issued for conversion of debt	$173,890	$1,500	$1,700,148
Preferred stock issued for services rendered	$-	$-	$400,000
Fair value of warrants issued in connection with settlement agreement	$223,849	$-	$223,849
Fair value of warrants issuable for interest expense	$29,334	$-	$29,334
Fair value of common stock issuable for interest expense	$17,323	$-	$17,323

See the accompanying notes to the consolidated financial statements

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Business and Basis of Presentation

The registrant, Native American Energy Group, Inc. (the “Company”), formerly Flight Management International, Inc. was incorporated under the laws of the State of Delaware on November 1, 1996. The Company leases and revitalizes oil fields which were previously developed using enhanced oil recovery capabilities. The oil and natural gas fields are owned by individual land owners and located on native and non-native American lands in the State of Montana and Alaska.

The consolidated financial statements include the accounts of the Company, including our wholly owned subsidiaries, NAEG Alaska Corporation (“NAEG Alaska”), a Delaware corporation incorporated in 2005 that was formerly known as Fowler Oil & Gas Corporation and NAEG CBM Operations LLC (“NAEG Operations”), an Alaskan limited liability company formed in August 2006 that was formerly known as Fowler Oil & Gas Alaska. All significant intercompany balances and transactions have been eliminated in consolidation.

To implement its current business plan, significant additional financing will be required and the Company will need to be successful in its efforts to identify, acquire and develop oil and gas reserves that are economically recoverable.

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2012, the Company has accumulated losses of $31,347,079.

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

Capitalized costs and estimated future development costs are amortized on a unit-of-production method based on proved reserves associated with the applicable cost center. The Company has assesses for impairment for oil and natural gas properties for the full cost pool quarterly using a ceiling test to determine if impairment is necessary. Specifically, the net unamortized costs for each full cost pool, less related deferred income taxes, should not exceed the following: (a) the present value, discounted at 10%, of future net cash flows from estimated production of proved oil and gas reserves, plus (b) all costs being excluded from the amortization base, plus (c) the lower of cost or estimated fair value of unproved properties included in the amortization base, less (d) the income tax effects related to differences between the book and tax basis of the properties involved. The present value of future net revenues should be based on current prices, with consideration of price changes only to the extent provided by contractual arrangements, as of the latest balance sheet presented. The full cost ceiling test must take into account the prices of qualifying cash flow hedges in calculating the current price of the quantities of the future production of oil and gas reserves covered by the hedges as of the balance sheet date. In addition, the use of the hedge-adjusted price should be consistently applied in all reporting periods and the effects of using cash flow hedges in calculating the ceiling test, the portion of future oil and gas production being hedged, and the dollar amount that would have been charged to income had the effects of the cash flow hedges not been considered in calculating the ceiling limitation should be disclosed. Any excess is charged to expense during the period that the excess occurs. The Company did not have any hedging activities during the year ended December 31, 2012 and 2011. Application of the ceiling test is required for quarterly reporting purposes, and any write-downs cannot be reinstated even if the cost ceiling subsequently increases by year-end. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Abandonment of properties is accounted for as adjustments of capitalized costs with no loss recognized.

During the years ended December 31, 2012 and 2011, the Company management performed an evaluation of its unproved properties for purposes of determining the implied fair value of the assets at the end of each respective year. The test indicated that the recorded remaining book value of its unproved properties exceeded its fair value for the year ended December 31, 2011. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $690,552, net of tax, or $0.02 per share during the year ended December 31, 2011 to reduce the carrying value of the unproved properties to $-0-. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

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

Stock-based compensation

The Company accounts for its stock based awards in accordance with Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”), which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to its employees and directors, including employee stock options and restricted stock awards. The Company estimates the fair value of stock options granted using the Black-Scholes valuation model. This model requires the Company to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in the Company’s statements of operations.

Total stock-based compensation expense for the years ended December 31, 2012 and 2011 amounted to $162,500 and $-0-, respectively.

Derivative financial instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. The Company’s convertible debt can be convertible into the Company’s common shares, at the holder’s option, at the conversion rates of 50% discount to the lowest bid price of the Company’s common shares during the ten-day period ending one trading day prior to the date of the conversion. In addition, the Company entered into a settlement agreement with certain note holders requiring the issuance of warrants and common stock with anti-dilutive provisions.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses are $-0- for the years ended December 31, 2012, 2011 and from January 18, 2005 (date of inception) through December 31, 2012.

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

At December 31, 2012, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards expiring through 2031	$7,200,000

Tax Asset	2,520,000
Less valuation allowance	(2,520,000)

Balance	$—

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. The Company’s common stock equivalents, represented by convertible debt, convertible preferred stock, options and warrants, were not considered as including such would be anti-dilutive for the years ended December 31, 2012 and 2011.

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

NOTE 2 – GOING CONCERN MATTERS

The Company has incurred a net loss of $4,072,286 and $6,767,737 for the years ended December 31, 2012 and 2011, respectively. The Company has incurred significant losses and has an accumulated deficit of $31,331,949 at December 31, 2012. These factors raised substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	2012	2011
Field equipment	$1,116,585	$1,116,585
Office equipment	40,283	40,283
Furniture and fixtures	31,704	31,704
Transportation equipment	54,250	54,250
Leasehold improvements	39,806	39,806
Total	1,282,628	1,282,628
Less accumulated depreciation	(818,926)	(665,171)
Net	$463,702	$617,457

Depreciation is recorded ratably over the estimated useful lives of five to ten years. Depreciation expense was $153,755 and $159,594 for the year ended December 31, 2012 and 2011, respectively and $673,072 from January 18, 2005 (date of inception) through December 31, 2012 respectively.

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

NOTE 5 – SURETY BONDS

The Company has an aggregate of $175,381 and $175,030, as of December 31, 2012 and 2011, respectively, deposited in a financial institution as collateral for posted surety bonds with various governmental agencies as assurance for possible well-site reclamation, if required. The Company is obligated to maintain a surety bond in conjunction with certain acquired leases. Our obligation for site reclamation does not become a liability until production begins.

NOTE 6 – SECURITY DEPOSITS

The Company had an aggregate of -0- and $50,000 as of December 31, 2012 and 2011, respectively, deposited in two financial institutions as collateral for posted surety bonds with various governmental agencies in Alaska and Montana as assurance for possible well-site reclamation, if required. The Company is obligated to maintain a surety bond in conjunction with certain drilling permits. In March 2011 and in September 2012, the Company cancelled two of its oil and gas surety bonds in the aggregate amount $150,000 issued to the Alaska Oil & Gas Conservation Commission (“AOGCC”) and the Matanuska-Susitna Borough Planning Commission (“Mat-Su Borough”) for its Kircher Unit state and borough drilling permits in Alaska. As a result of the bond terminations, the financial institution returned the $150,000 cash collateral to the Company. In the event that the Company re-applies for the state and borough drilling permits with the AOGCC and the Mat-Su Borough, it will be required to re-post bonds in the amount of $100,000 and $50,000, respectively. During the year ended December 31, 2011, the Company forfeited an $8,590 deposit held as security for its corporate office lease in New York.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

	2012	2011
Accounts payable and accrued expenses	$2,044,142	$2,192,317
Accrued interest	386,226	238,053
	$2,430,368	$2,430,370

During the year ended December 31, 2012, the Company issued an aggregate of 281,650 shares of its common stock in settlement of $50,000 of notes payable and $387,100 of accounts payable and accrued interest recognizing a gain on settlement of debt of $253,220.

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

During the year ended December 31, 2012, the right or rescission as described above expired. Accordingly, the Company reclassified $100,000 from put liability to equity.

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

During the year ended December 31, 2012, the Company amortized $27,901 to current period operations as interest expense.

NOTE 10 – CAPITAL LEASES AND NOTES PAYABLE

Notes payable are comprised of the following:

	2012	2011
Note payable, due in monthly installments of $589 including interest of 24.9% due to mature in December 2015, secured by equipment. Currently in default.	$17,950	$17,804
Note payable, due in monthly installments of $369 including interest of 2.9%, due to mature in April 2013, secured by related equipment. Currently in default	$14,788	$14,788
Note payable, due in monthly installments of $1,022 including interest of 18.89%, due to mature in July 2013, secured by related equipment. Currently in default	$37,001	$37,001
Note payable, due in March 2012 at 0% interest., currently in default	69,500	469,500
Sub-total	139,239	539,093
Less current portion	139,239	524,252
Long term portion	$-0-	$14,841

During the year ended December 31, 2011, the Company was notified by the lender that it will not be held responsible for an installment loan previously in default of $10,109 including accrued interest of $6,703 Accordingly, the Company recorded a gain on settlement of debt of $16,812.

During the year ended December 31, 2012, the Company amended a previously acquired licensing agreement with no remaining carrying value whereby the remaining debt obligation was reduced from $469,500 to $69,500. Accordingly, the Company recognized a gain on settlement of debt of $400,000 to current period operations.

NOTE 11 – LOANS PAYABLE

Loans payable are comprised of the following:

	2012	2011
Loan payable, - bearing 7.5% per annum with no specific due date, guaranteed by Company officers. Currently in default.	$130,000	$130,000
Loan payable, bearing 6.25% per annum, secured by certain oil and gas properties; due February 29, 2012, net of debt discount of $-0- and $83,432, respectively. Currently in default	593,000	509,568
Loan payable, bearing 12% per annum through February 29, 2012; 15% thereafter, secured by certain oil and gas properties; due April 29, 2012, net of debt discount of $-0- and $32,632, respectively.	130,000	97,368
Various loans payable, with interest rates from 4% to 20% per annum, unsecured, currently in default ($52,918 and $103,133 related party loans, respectively), net of debt discount of $-0- and $69,245, respectively.	408,468	528,883
Total	1,261,468	1,265,819
Less current portion	1,261,468	1,265,819
Long term portion	$-	$-

In connection with the issuance of debt on November 8, 2011, the Company issued an aggregate of 593,000 warrants to purchase the Company's common stock at $0.001 per share for five years from the date of issuance. The aggregate fair value of $157,130 was determined using the Black Scholes option pricing model based on the following assumptions: dividend yield: 0%; volatility: 369.88% to 375.20% and risk free rate of 0.96%. The determined fair value of the issued warrants are amortized ratably over the term of the loan. See discussion of settlement agreement the Company entered into on October 26, 2012 in Note 12 below.

In connection with the issuance of debt on December 12, 2011, the Company issued an aggregate of 55,000 warrants to purchase the Company's common stock at $0.001 per share for five years from date of issuance and 75,000 shares of the Company's common stock. The aggregate fair value of the warrants of $15,300 was determined using the Black Scholes option pricing model based on the following assumptions: dividend yield: 0%; volatility: 364.69% to 366.74% and risk free rate of 0.96%. The total determined fair value of the issued warrants and common stock of $37,800 is amortized ratably over the term of the loan. See discussion of settlement agreement the Company entered into on October 26, 2012 in Note 12 below.

During the year ended December 31, 2012, the Company issued 92,390 shares of its common stock in settlement of $50,000 notes payable and related accrued interest recognizing a gain on settlement of debt of $36,956.

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

Settlement Agreement

On October 26, 2012, the Company entered into a Settlement Agreement (“Agreement”) whereby the bridge note holders in aggregate of $750,000, the loan note holder of a note issued on November 8, 2011 for $593,000 (Note 11) and the loan note holder of a note issued on December 12, 2011 for $130,000 (Note 11) agreed not to pursue foreclosure action against secured property in exchange for the Company agreeing to drop its counter claims subject to the following terms:

a.	Beginning November 1, 2012, the interest rate on the above described notes will be 12% per annum.
b.	Beginning November 1, 2013, the interest rate on the above described notes will increase to 15% per annum.
c.	Beginning on May 1, 2014, the interest rate on the above described notes will increase to 18% per annum.
d.
Until all obligations are paid in full (as defined), the Company will pay into an escrow 20% through February 28, 2013, 35% through April 30, 2013 and 35% thereafter, of all revenue paid to the Company by any purchaser of hydrocarbons from any of the Montana Leases. Application of funds to be applied as defined.

e.	Until all obligations are paid in full (as defined), the Company will pay into an escrow a 10% overriding royalty for any hydrocarbon wells other than the Montana Leases.
f.
The Company is required to issue an aggregate of 895,313 shares of common stock and 1,444,187 warrants to purchase the Company’s common stock at an exercise price of $0.001 for five years. Anti-dilutive rights were also provided to the note holders in connection with these issuances.

g.
For the two months ended December 31, 2012, the Company must deliver common stock or warrants, as the case may be, based on 0.1667 share (warrant) per dollar of principal outstanding at December 31, 2012. Anti-dilutive rights provided.

h.
Beginning for the three months ended March 31, 2013, the Company must deliver common stock or warrants, as the case may be, based on 0.25 share (warrant) per dollar of principal outstanding at December 31, 2012. Anti-dilutive rights provided.

In connection with the Settlement agreement, the Company recorded a loss on debt modification of $426,980 comprised of legal obligations incurred and assumed of $64,359 and $362,621 fair value of issued commons stock and warrants (see Note 13 below)

NOTE 13 – DERIVATIVE LIABILITIES

Company has identified embedded derivatives in connection with the issuance of convertible debentures and anti-dilutive rights embedded in the settlement warrants and common stock as discussed in Note 12 above. A summary of the derivative liabilities are as follows:

Convertible Debentures

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

The fair value of the described embedded derivative of $141,407 at December 31, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	170.02%
Risk free rate:	0.05%

At December 31, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $50,549 for the year ended December 31, 2012.

Settlement Agreement

The Company identified embedded derivatives related to warrants and common stock issued in connection with a settlement agreement entered into on October 26, 2012. These embedded derivatives included anti-dilutive features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the issuance date and to adjust the fair value as of each subsequent balance sheet date. At the issuance date of the warrants and common stock (including anti-dilutive common stock and warrants issued for payment of interest), the Company determined a fair value of $391,955 as the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	410.17% to 422.12%
Risk free rate:	0.41% to .76%

The initial fair value of the embedded derivative of $391,956 was charged to current period operations as debt modification of $362,621 and $$29,335 as interest expense.

The fair value of the described embedded derivatives of $491,370 at December 31, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	396.42%
Risk free rate:	0.36% to 0.77%

At December 31, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $99,416 for the year ended December 31, 2012.

NOTE 14 – STOCKHOLDERS’ EQUITY

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

Common stock

The Company is authorized to issue 1,000,000,000 shares of its $0.001 par value common stock. As of December 31, 2012 there were 38,716,299 shares issued and outstanding.

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

During the year ended December 31, 2012, the Company issued an aggregate of 1,110,000 shares for services rendered valued at $494,399.

During the year ended December 31, 2012, the Company received and cancelled a net of 1,900,000 shares of common stock in connection with an amendment of a previously acquired license agreement.

NOTE 15 – COMMITMENTS AND OBLIGATIONS

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

Operating leases

1.	The Company leases office temporary space in New York at approximately $100 per month on a month to month basis.
2.	The Company currently leases a maintenance facility in Montana on a month-to-month basis at $1,500 per month.
3.	The Company currently leases an office/storage facility in Montana on a month-to-month basis at $1,100 per month.

The lease expenses for the Company’s field office, storage and maintenance facilities in Montana have been included on the balance sheet in Oil & Gas Properties.

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

On October 26, 2012, in an effort to avoid further litigation, both parties agreed to terms for a Settlement Agreement. See discussion of Settlement Agreement in Note 12 above. On December 26, 2012, Native American Energy Group, Inc. and High Capital Funding LLC jointly executed a Stipulation of Dismissal of the Foreclosure Action and all Counterclaims alleged by the Company against High Capital Funding LLC in its Answer and Counterclaim filed with the court on August 13, 2012.

Steven Glodack vs. Native American Energy Group, Inc, Joseph D’Arrigo, Raj Nanvaan - Case No. 12-28983

On October 16, 2012, the Company was notified of a complaint filed in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida. The complaint was filed by Steven Glodack, an unsecured creditor of the Company (“Plaintiff”) and names as Defendants, the Company, and Mr. Joseph D’Arrigo and Raj Nanvaan, in their individual capacity. Plaintiff’s complaint alleges, among other things, that the Company is in default for non-payment of monies owed under a loan made to the Company in August 2008 and seeks a judgment against the Defendants for the principal sum of $165,000 together with interest, costs and reasonable attorney’s fees. On November 5, 2012, Florida counsel entered a Notice of Special Appearance on behalf of the Company and Messrs. D’Arrigo and Nanvaan for the limited purposes of challenging the sufficiency of process, service of process and jurisdiction of the Florida court. On or about November 20, 2012, a Motion to Quash Service of Process and to Dismiss Plaintiff’s Complaint for lack of jurisdiction was filed with the Court on behalf of the Company and D’Arrigo and Nanvaan (collectively the “Motion to Dismiss”).

Subsequent to the filing of the Motion to Dismiss, the lawsuit has remained dormant and the parties have been attempting to negotiate an out-of-court settlement. Based upon the applicable facts and law, there exists a strong likelihood that, barring an out-of-court settlement, the litigation will be dismissed by the Florida court on procedural grounds. The Company intends to contest the case vigorously.

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

NOTE 16 – RELATED PARTY TRANSACTIONS

From January 18, 2005 (date of inception) through December 31, 2012, our principal stockholders have contributed an aggregate of $1,315,963 in working capital with the funds thereof reflected as additional paid in capital in the Company’s financial statements.

In conjunction with the reverse acquisition in 2009, the Company issued an aggregate of 10,000,000 shares of common stock and 500,000 shares of convertible preferred stock to two officers of Native American Energy Group, Inc.

As of December 31, 2012, Joseph D’Arrigo and family members have loans outstanding to the Company of $16,550, and Raj Nanvaan has a loan outstanding of $36,418. These loans are included in our loans payable and were made interest free. There is no benefit to either Mr. D’Arrigo or Mr. Nanvaan directly or indirectly from providing such loans.

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

In January 2013, Richard Ross loaned the company $18,950. The loan was made interest free. There is no benefit to Mr. Ross directly or indirectly from providing such loans.

NOTE 17 – STOCK OPTIONS AND WARRANTS

Stock Options

Employee options:

The following table summarizes the changes in employee options outstanding and the related prices for the shares of the Company’s common stock at December 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.20	6,000,000	9.71	$0.20	-	$-
2.00	4,000,000	4.71	2.00	-	-
	10,000,000	7.71	$0.92	-	$-

Transactions involving the Company’s employee option issuance are summarized as follows:

Average
	Number of	Price
	Shares	Per Share
Options outstanding at December 31, 2010	-	$-
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at December 31, 2011	-	-
Granted	10,000,000	0.92
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at December 31, 2012	10,000,000	$0.92

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

During the year ended December 31, 2012, the Company charged the vesting fair value of employee options of $162,500 to current period operations.

Non- Employee options:

The following table summarizes the changes in non-employee options outstanding and the related prices for the shares of the Company’s common stock at December 31, 2012:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.20	1,000,000	1.71	$0.20	-	$-

Transactions involving the Company’s non-employee option issuance are summarized as follows:

Average
	Number of	Price
	Shares	Per Share
Options outstanding at December 31, 2010	-	$-
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at December 31, 2011	-	-
Granted	1,000,000	0.20
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at December 31, 2012	1,000,000	$0.20

On September 14, 2012, the Company granted non-employee options to purchase 1,000,000 shares of the Company’s common stock to a consultant. The option grant vest at a rate of 50% per year and fully vest in two years with an exercise price of $0.20 per share.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock at December 31, 2012:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.001	2,092,188	4.52	$0.001	2,092,188	$0.001
0.60	150,000	4.17	0.60	150,000	0.60
0.70	2,345,506	1.73	0.70	2,345,506	0.70
	4,587,694	3.08	$0.38	4,587,694	$0.38

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at December 31, 2010	-	$-
Granted	798,000	0.11
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at December 31, 2011	798,000	0.11
Granted	3,789,694	0.43
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at December 31, 2012	4,587,694	$0.38

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

The aggregate fair value of $37,198 was charged to period operations in 2011.

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

As per the Settlement Agreement entered into on January 27, 2012 and as previously reported in the 8-K filing with the Securities and Exchange Commission on January 31, 2012, on June 21, 2012, the Company issued an aggregate of 2,345,506 warrants to purchase the Company's common stock exercisable at $0.70 per share for two years from the date of issuance within 30 calendar days of the removal of the global lock by DTC. The Global Lock was removed by DTC on June 21, 2012. The Company recorded the estimated fair value of $1,381,403 as a charge to current period operations in 2012. The estimated fair value was determined using the Black Scholes option pricing method with the following assumptions: Dividend yield- 0%, risk free rate-0.12%, volatility- 431.55%, expected life-contract life.

As per the Settlement Agreement entered into on October 26, 2012, the Company issued an aggregate of 1,444,188 warrants to purchase the Company’s common stock at $0.001 for five years. The Company recorded the estimated fair value of $223,849 as a charge to current period operations in 2012 as loan modification expense. The estimated fair value was determined using the Binomial Lattice option pricing method with the following assumptions: Dividend yield- 0%, risk free rate-0.41%, volatility- 422.12%, expected life-contract life.

NOTE 18 – INCOME TAXES

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

At December 31, 2012, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $7,200,000 expiring in the year 2031 that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2011 are as follows:

Noncurrent:
Net operating loss carry forward	$2,520,000
Valuation allowance	(2,520,000)
Net deferred tax asset	$-

The total provision differs from the amount that would be obtained by applying the federal statutory rate of 35% to income before income taxes, as follows:

Expected tax provision (benefit)	$(2,520,000)
Effect of:
State income taxes, net of federal benefit	-
Net operating loss carry forward	2,625,000
Decrease in valuation allowance	(105,000)
Graduated rates	-
$2,520,000

NOTE 19 – SUBSEQUENT EVENTS

Related Party Transaction: The Company borrowed $18,950 from an officer of the Company in January 2013.

In February & March 2013, we issued and sold to 3 investors 125,000 shares of our common stock at a per share purchase price of $0.10 for proceeds of $12,500. In February 2013, we issued 200,000 shares of common stock to a law firm as collateral against an outstanding payable.

In May 2013, the Company moved its principal offices to 61-43 186th Street Suite 507 Fresh Meadows, NY 11365.

In March 2012, we issued 355,719 shares and 430,467 warrants in accordance with the settlement agreement executed with High Capital Funding LLC on December 26, 2012 as per Note 12 – Notes Payable Bridge – Settlement Agreement.