Form 10-Q
period 2013-03-31
Native American Energy Group, Inc.
filed 2013-05-20
CIK 1499501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: March 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 000-54088

Native American Energy Group, Inc.
(Exact Name of registrant as specified in its charter)

Delaware	65-0777304
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of May 20, 2013, there were 40,522,018 shares issued and outstanding of the registrant’s common stock.

NATIVE AMERICAN ENERGY GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIVE AMERICAN ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash	$-	$4,957
Prepaid expenses	88,144	80,822
Total current assets	88,144	85,779

Other property plant and equipment, net	425,252	463,702

Other assets:
Collateral on surety bonds	175,467	175,381
Security deposits	5,150	2,500
Total other assets	180,617	177,881

Total assets	$694,013	$727,362

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$987	$-
Accounts payable and accrued expenses	2,656,857	2,430,368
Capital leases and notes payable, short term	139,239	139,239
Convertible debentures, net of debt discounts	50,000	27,901
Notes payable, bridge, net of debt discounts	750,000	750,000
Loans payable, net of debt discounts	1,286,395	1,261,468
Total current liabilities	4,883,478	4,608,976

Long term debt:
Derivative liabilities	396,727	632,777
Total long term debt	396,727	632,777

Total liabilities	5,280,205	5,241,753

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, par value $0.0001; 21,000,000 shares authorized:
Series A Convertible Preferred stock, par value $0.0001; 1,000,000 shares designated, 500,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012	50	50
Series B Callable Preferred stock, par value $0.0001; 5,750,000 shares designated, -0- shares issued and outstanding	-	-
Common stock, par value $0.001; 1,000,000,000 shares authorized, 39,397,018 and 38,716,299 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	39,397	38,716
Additional paid in capital	26,980,666	26,793,922
Common stock subscription	-	-
Deficit accumulated during development stage	(31,606,305)	(31,347,079)
Total stockholders' deficit	(4,586,192)	(4,514,391)

Total liabilities and stockholders' deficit	$694,013	$727,362

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(a development stage company)
(unaudited)

	Three months ended March 31,		From January 18, 2005 (date of inception) through March 31,
	2013	2012	2013
REVENUE	$-	$11,572	$200,508

Operating expenses:
Selling, general and administrative	327,405	433,824	19,651,074
Impairment of undeveloped properties	-	-	5,410,802
Impairment of acquired licenses	-	-	2,500,000
Loss on repossession of fixed assets	-	-	56,622
Litigation settlement	-	1,757,182	2,173,620
Depreciation and amortization	38,450	39,790	575,936
Total operating expenses	365,855	2,230,796	30,368,054

Loss from operations	(365,855)	(2,219,224)	(30,167,546)

Other income (expense):
Interest income	87	87	26,890
Gain on change in fair value of derivatives	261,519	-	111,554
Gain on settlement of debt	-	-	715,222
Loss on debt modification	(30,111)	-	(457,091)
Other income	-	-	126,174
Interest expense	(124,866)	(229,747)	(1,961,508)

Loss before provision for income taxes	(259,226)	(2,448,884)	(31,606,305)

Provision for income taxes (benefit)	-	-	-

NET LOSS	$(259,226)	$(2,448,884)	$(31,606,305)

Net loss per common share, basic and diluted	$(0.01)	$(0.07)

Weighted average number of outstanding shares, basic and diluted	39,026,103	35,256,867

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
(a development stage company)
FROM JANUARY 1, 2013 THROUGH MARCH 31, 2013
(unaudited)

	Preferred stock		Common stock		Additional	Deficit Accumulated during Development
	Shares	Amount	Shares	Amount	Paid in Capital	Stage	Total
Balance December 31, 2012	500,000	$50	38,716,299	$38,716	$26,793,922	$(31,347,079)	$(4,514,391)
Sale of common stock	-	-	125,000	125	12,375	-	12,500
Common stock issued in exchange for services	-	-	200,000	200	31,780	-	31,980
Common stock issued in settlement of interest and anti-dilutive provisions	-	-	280,719	281	20,789	-	21,070
Common stock issued in settlement of forbearance agreement subject to reset provisions	-	-	75,000	75	(75)	-	-
Fair value of vesting options	-	-	-	-	121,875	-	121,875
Net loss	-	-	-	-	-	(259,226)	(259,226)
	500,000	$50	39,397,018	$39,397	$26,980,666	$(31,606,305)	$(4,586,192)

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,		From January 18, 2005 (date of inception) through March 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(259,226)	$(2,448,884)	$(31,606,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,450	39,790	711,522
Impairment losses	-	-	7,829,119
Amortization of debt discount	22,099	-	50,000
Losses on repossession of fixed assets	-	-	56,622
Equity based compensation	24,658	70,923	12,693,359
Gain on settlement of debt	-	-	(725,222)
Loss on debt modification	30,111	-	457,091
Common stock issued in connection with debt	-	375,779	374,769
Common stock issued in settlement of litigation	-	-	375,779
Non-cash interest expense	46,539	-	134,053
Loss on change in fair value of derivatives	(261,519)	-	(111,554)
Fair value of vesting employee options	121,875	-	284,375
Fair value of warrants to be issued in settlement of litigation	-	1,381,403	1,381,403
Fair value of warrants issued in connection with debt	-	177,420	261,095
Preferred stock issued for services	-	-	400,000
(Increase) decrease in:
Accounts receivable	-	15,213	-
Licensing	-	-	(30,407)
Guarantee fees	-	-	(4,357)
Surety bond	(86)	(87)	(171,110)
Deposits	(2,650)	(1,000)	(4,743)
Increase (decrease) in:
Accounts payable and accrued expenses	196,378	249,536	3,702,558
Net cash (used in) operating activities	(43,371)	(139,907)	(3,941,953)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in oil and gas properties	-	-	(1,986,949)
Purchase of property and equipment	-	-	(2,784,883)
Net cash (used in) investing activities	-	-	(4,771,832)

NATIVE AMERICAN ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,		From January 18, 2005 (date of inception) through March 31,
	2013	2012	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	987	-	987
Proceeds from sale of common stock and subscriptions	12,500	148,000	1,830,475
Proceeds from sale of royalty interest	-	-	2,923,570
Proceeds from loans payable	25,927	14,000	2,778,518
Proceeds from notes payable	-	-	951,964
Proceeds from convertible debentures	-	-	50,000
Contributions by major shareholders	-	-	1,315,963
Payments of capital leases	-	-	(497,102)
Payments on loans payable	(1,000)	(17,672)	(553,337)
Payments of notes payable	-	(441)	(87,253)
Net cash provided by financing activities	38,414	143,887	8,713,785

Net (decrease) increase in cash and cash equivalents	(4,957)	3,980	-
Cash and cash equivalents, beginning of the period	4,957	17,735	-

Cash and cash equivalents, end of period	$-	$21,715	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for interest	$-	$-	$-
Cash paid during period for taxes	$-	$-	$800

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services rendered	$31,980	$70,923	$12,721,405
Common stock issued for licensing	$-	$-	$2,000,002
Common stock issued for conversion of debt	$-	$-	$1,700,148
Preferred stock issued for services rendered	$-	$-	$400,000
Fair value of warrants issued in connection with settlement agreement	$-	$-	$223,849
Fair value of warrants issuable for interest expense	$25,468	$-	$54,802
Fair value of common stock issuable for interest and anti-dilutive expenses	$21,070	$-	$38,393

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2013, the Company has accumulated losses of $31,606,305.

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC on May 20, 2013.

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
MARCH 31, 2013

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

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

Capitalized costs and estimated future development costs are amortized on a unit-of-production method based on proved reserves associated with the applicable cost center. The Company has assesses for impairment for oil and natural gas properties for the full cost pool quarterly using a ceiling test to determine if impairment is necessary. Specifically, the net unamortized costs for each full cost pool, less related deferred income taxes, should not exceed the following: (a) the present value, discounted at 10%, of future net cash flows from estimated production of proved oil and gas reserves, plus (b) all costs being excluded from the amortization base, plus (c) the lower of cost or estimated fair value of unproved properties included in the amortization base, less (d) the income tax effects related to differences between the book and tax basis of the properties involved. The present value of future net revenues should be based on current prices, with consideration of price changes only to the extent provided by contractual arrangements, as of the latest balance sheet presented. The full cost ceiling test must take into account the prices of qualifying cash flow hedges in calculating the current price of the quantities of the future production of oil and gas reserves covered by the hedges as of the balance sheet date. In addition, the use of the hedge-adjusted price should be consistently applied in all reporting periods and the effects of using cash flow hedges in calculating the ceiling test, the portion of future oil and gas production being hedged, and the dollar amount that would have been charged to income had the effects of the cash flow hedges not been considered in calculating the ceiling limitation should be disclosed. Any excess is charged to expense during the period that the excess occurs. The Company did not have any hedging activities during the three months ended March 31, 2013 and 2012. Application of the ceiling test is required for quarterly reporting purposes, and any write-downs cannot be reinstated even if the cost ceiling subsequently increases by year-end. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

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

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses are $-0- for the three months ended March 31, 2013, 2012 and from January 18, 2005 (date of inception) through March 31, 2013.

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

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. The Company’s common stock equivalents, represented by convertible debt, convertible preferred stock, options and warrants, were not considered as including such would be anti-dilutive for the three months ended March 31, 2013 and 2012.

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

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 2 – GOING CONCERN MATTERS

The Company has incurred a net loss of $259,226 and $2,448,884 for the three months ended March 31, 2013 and 2012, respectively. The Company has incurred significant losses and has an accumulated deficit of $31,606,305 at March 31, 2013. These factors raised substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	March 31, 2013	December 31, 2012
Field equipment	$1,116,585	$1,116,585
Office equipment	40,283	40,283
Furniture and fixtures	31,704	31,704
Transportation equipment	54,250	54,250
Leasehold improvements	39,806	39,806
Total	1,282,628	1,282,628
Less accumulated depreciation	(857,376)	(818,926)
Net	$425,252	$463,702

Depreciation is recorded ratably over the estimated useful lives of five to ten years. Depreciation expense was $38,450 and $39,790 for the three months ended March 31, 2013 and 2012, respectively and $857,376 from January 18, 2005 (date of inception) through March 31, 2013.

NOTE 5 – SURETY BONDS

The Company has an aggregate of $175,467 and $175,381, as of March 31, 2013 and December 31, 2012, respectively, deposited in a financial institution as collateral for posted surety bonds with various governmental agencies as assurance for possible well-site reclamation, if required. The Company is obligated to maintain a surety bond in conjunction with certain acquired leases. Our obligation for site reclamation does not become a liability until production begins.

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

	March 31,	December 31,
	2013	2012
Accounts payable and accrued expenses	$2,055,315	$1,950,142
Accrued salaries and professional fees	159,000	94,000
Accrued interest	442,542	386,226
	$2,656,857	$2,430,368

NOTE 7 – CONVERTIBLE DEBENTURES

On September 21, 2012, the Company issued two $25,000 Convertible Debenture Notes that matured on March 21, 2013 (“Six Month Anniversary”). The notes bear interest at a rate of 8%. At any time after the six month anniversary of the Original Issue Date until the Debenture is no longer outstanding, the Debenture shall be convertible, in whole or in part, into shares of Common Stock at the option of holder, subject to certain conversion limitations set forth in the Debenture, at the conversion rate of 50% of the lowest daily bid price for 10 days prior to notice of conversion. The notes currently are in default

The Company identified embedded derivatives related to the Convertible Debentures entered into on September 21, 2012. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Notes and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Debentures, the Company determined a fair value of $90,858 of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	299.97%
Risk free rate:	0.14%

The initial fair value of the embedded debt derivative of $90,858 was allocated as a debt discount up to the proceeds of the notes ($50,000) with the remainder ($40,858) charged to current period operations as interest expense.

During the three months ended March 31, 2013, the Company amortized $22,099 current period operations as interest expense.

NOTE 8 – LOANS PAYABLE

Loans payable are comprised of the following:

	March 31, 2013	December 31, 2012
Loan payable, - bearing 7.5% per annum with no specific due date, guaranteed by Company officers. Currently in default.	$130,000	$130,000
Loan payable, bearing 6.25% per annum, secured by certain oil and gas properties; due February 29, 2012. Currently in default	593,000	593,000

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

	March 31, 2013	December 31, 2012
Loan payable, bearing 12% per annum through February 29, 2012; 15% thereafter, secured by certain oil and gas properties; due April 29, 2012. Currently in default	130,000	130,000
Various loans payable, with interest rates from 4% to 20% per annum, unsecured, currently in default ($78,195 and $52,918 related party loans, respectively).	433,395	408,468
Total	1,286,395	1,261,468
Less current portion	1,286,395	1,261,468
Long term portion	$-	$-

NOTE 9 – NOTES PAYABLE-BRIDGE

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

In connection with the issuance of the Units, the Company issued an aggregate of 1,500,000 shares of its common stock. The fair value of the common stock of $440,938 was recorded as a debt discount and amortized ratably to current period interest expense. During the years ended December 31, 2012 and 2011, the Company has amortized $69,245 and $371,693 to interest expense, respectively.

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

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

Settlement Agreement

On October 26, 2012, the Company entered into a Settlement Agreement (“Agreement”) whereby the bridge note holders in aggregate of $750,000, the loan note holder of a note issued on November 8, 2011 for $593,000 (Note 8) and the loan note holder of a note issued on December 12, 2011 for $130,000 (Note 8) agreed not pursue foreclosure action against secured property in exchange for the Company agreeing to drop its counter claims subject to the following terms:

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

In connection with the Settlement agreement, the Company recorded a loss on debt modification of $426,980 comprised of legal obligations incurred and assumed of $64,359 and $362,621 fair value of issued commons stock and warrants (see Note 10 below)

During the three months ended March 31, 2013, the Company issued an aggregate of 280,719 shares of its common stock in settlement of accrued interest and anti-dilutive provisions through March 31, 2013. The fair value of the issued shares of $21,070 was charged to current period interest costs.

NOTE 10 – DERIVATIVE LIABILITIES

Company has identified embedded derivatives in connection with the issuance of convertible debentures and anti-dilutive rights embedded in the settlement warrants and common stock as discussed in Note 9 above. A summary of the derivative liabilities are as follows:

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
MARCH 31, 2013

The initial fair value of the embedded debt derivative of $90,858 was allocated as a debt discount up to the proceeds of the notes ($50,000) with the remainder ($40,858) charged to current period operations as interest expense.

The fair value of the described embedded derivative of $92,038 at March 31, 2013 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	183.82%
Risk free rate:	0.11%

At March 31, 2013, the Company adjusted the recorded fair value of the derivative liability at December 31, 2012 to market resulting in non-cash, non-operating gain of $49,369 for the three months ended March 31, 2013.

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

The fair value of the described embedded derivatives of $304,689 at March 31, 2013 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	396.42%
Risk free rate:	0.36% to 0.77%

At March 31, 2013, the Company adjusted the recorded fair value of the derivative liability at December 31, 2012 to market resulting in non-cash, non-operating gain of $212,150 for the three months ended March 31, 2013.

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 21,000,000 shares of its $0.0001 par value preferred stock. As of March 31, 2013 and December 31, 2012, there were 500,000 shares of Series A convertible preferred stock issued and outstanding.

Common stock

The Company is authorized to issue 1,000,000,000 shares of its $0.001 par value common stock. As of March 31, 2013 and December 31, 2012, there were 39,397,018 and 38,716,299 shares issued and outstanding, respectively.

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
MARCH 31, 2013

Litigation

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

As of March 31, 2012, Joseph D’Arrigo and family members have loans outstanding to the Company of $16,550, and Raj Nanvaan has a loan outstanding of $36,418. These loans are included in our loans payable and were made interest free. There is no benefit to either Mr. D’Arrigo or Mr. Nanvaan directly or indirectly from providing such loans.

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
MARCH 31, 2013

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

NOTE 14 -STOCK OPTIONS AND WARRANTS

Stock Options

Employee options:

The following table summarizes the changes in employee options outstanding and the related prices for the shares of the Company’s common stock at March 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.20	6,000,000	9.46	$0.20	-	$-
2.00	4,000,000	4.46	2.00	-	-
	10,000,000	7.46	$0.92	-	$-

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

Transactions involving the Company’s employee option issuance are summarized as follows:

Average
	Number of	Price
	Shares	Per Share
Options outstanding at December 31, 2011	-	$-
Granted	10,000,000	0.92
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at December 31, 2012	10,000,000	0.92
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at March 31, 2013	10,000,000	$0.92

During the three months ended March 31, 2013, the Company charged the vesting fair value of employee options of $121,875 to current period operations.

Non- Employee options:

The following table summarizes the changes in non-employee options outstanding and the related prices for the shares of the Company’s common stock at March 31, 2013:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.20	1,000,000	1.46	$0.20	-	$-

Transactions involving the Company’s non-employee option issuance are summarized as follows:

Average
	Number of	Price
	Shares	Per Share
Options outstanding at December 31, 2011	-	$-
Granted	1,000,000	0.20
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at December 31, 2012	1,000,000	0.20
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at March 31, 2013	1,000,000	$0.20

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock at March 31, 2013:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.001	2,326,041	4.30	$0.001	2,326,041	$0.001
0.60	150,000	3.92	0.60	150,000	0.60
0.70	2,345,506	1.48	0.70	2,345,506	0.70
	4,821,547	2.80	$0.35	4,821,547	$0.35

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at December 31, 2011	798,000	$0.11
Granted	3,789,694	0.43
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at December 31, 2012	4,587,694	0.38
Granted	233,853	0.001
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at March 31, 2013	4,821,547	$0.35

As per the Settlement Agreement entered into on October 26, 2012 (Note 9), for the three months ended March 31, 2013, the Company issued 233,853 warrants to purchase the Company’s common stock at $0.001 for five years. The Company recorded the estimated fair value of $25,724 as a charge to current period operations during the three months ended March 31, 2013 as interest expense. The estimated fair value was determined using the Binomial Lattice option pricing method with the following assumptions: Dividend yield- 0%, risk free rate-0.77%, volatility- 396.42%, expected life-contract life.

NOTE 15 - FAIR VALUE MEASUREMENT

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
MARCH 31, 2013

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2013:

	Convertible
	Debt	Anti-dilutive
	Derivative	Provisions
Balance, January 1, 2013	$141,407	$491,370

Transfers in/out:	-	25,469

Total (gains) losses:
Mark-to-market at March 31, 2013:
- Reset provisions relating to debt	(49,369)	(212,150)
-Anti-dilutive provisions embedded in warrants and s

Balance, March 31, 2013	$92,038	$304,689

Net gain for the period included in earnings relating to the liabilities held at March 31, 2013	$49,369	$212,150

NOTE 16 - SUBSEQUENT EVENTS

In April 2013, we issued and sold to 3 investors 700,00 shares of our common stock at a per share purchase price of $0.05 for proceeds of $35,000.

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

As used in this Quarterly Report, the terms “we,” “us,” and “our,” mean Native American Energy Group, Inc. unless otherwise indicated.

General Information

Our business address is 61-43 186th Street Suite 507 Fresh Meadows NY 11365. Our Internet website address is www.nativeamericanenergy.com. Any information accessible through our website is not a part of this Quarterly Report.

Overview

We are an energy resource development and management company. We have four principal projects: (i) development of oil and gas interests in the Williston Basin in Montana (5-Well EOR Program); (ii) development of coal-bed methane natural gas (“CBM”) in the Cook Inlet Basin in Alaska; (iii) development of oil & gas properties on Native and non-Native American lands in Oklahoma using newer drilling and Enhanced Oil Recovery (EOR) technologies; and (iv) planned implementation of vertical axis wind turbine power generation technology for the production of clean, cost-efficient green energy on all U.S. Native American Indian reservations.

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

Results of Operations for the Three Months Ended March 31, 2013 as compared to the Three Months Ended March 31, 2012:

Revenues

We have not generated any revenues for the three months ended March 31, 2013 as compared to $11,572 from the sale of oil from well testing for the three months ended March 31, 2012.

Operating Expenses

Selling, General, and Administrative

Selling, general, and administrative expenses decreased from $433,824 for the three months ended March 31, 2012 to $327,405 for the three months ended March 31, 2013. The decrease of $106,419, or 33%, is primarily attributable to a decrease reduction in overall cash operating expenses in the current period.

Litigation Settlement

During the three months ended March 31, 2012, we incurred litigation cost as described in our accompanying financial statements. As such, we incurred a $1,757,182 charge in the three months ended March 31, 2012 comprised of accrual of expected costs. During the three months ended March 31, 2013, we did not have any incurred costs.

Depreciation and Amortization

Depreciation and amortization decreased from $39,790 for the three months ended March 31, 2012 to $38,450 for the three months ended March 31, 2013. The decrease of $1,340 is attributable to aging equipment previously acquired.

Total Operating Expenses

Total operating expenses decreased to $365,855 for the three months ended March 31, 2013 from $2,230,796 for the three months ended March 31, 2012. The decrease of $1,864,941 is primarily attributable to incurring litigation costs during the three months ended March 31, 2012.

Gain on change in fair value of derivative liabilities

During the year ended December 31, 2012, we issued convertible debentures with certain conversion features and entered into a settlement agreement requiring us to issue warrants and common stock with anti-dilution provisions, which we identified as embedded derivatives. All require us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a net gain of $261,519 for the three months ended March 31, 2013, $-0- for the same period, last year.

Interest Expenses, net

Interest expense, net for the three months ended March 31, 2013, decreased by $104,881 to $124,866 from $229,747 for the three months ended March 31, 2012. The primary reason for the increase in interest expense was due to issuing common shares and warrants in connection with our bridge financing charged to period interest of $177,420 during the three months ended March 31, 2012.

Net Income (Loss)

Net Loss for the three months ended March 31, 2013 decreased to $259,226 from a net loss of $2,448,884 for the three months ended March 31, 2012. The decrease of $2,189,658 is primarily attributable to the factors described above.

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

As of March 31, 2013, we had a working capital deficit of $4,795,334. For the three months ended March 31, 2013, we generated a net cash flow deficit from operating activities of $43,371, consisting primarily of year-to-date losses of $259,226. Non-cash adjustments included $60,549 in depreciation and amortization charges, $146,533 for equity-based compensation, and non-cash interest paid of $46,539, offset gain on change in derivative liabilities of $261,519. Additionally, we had a net increase in current assets of $2,736 and a net increase in current liabilities of $196,378. Cash used in investing activity was $-0-. Cash provided by financing activities for the three months ended March 31, 2013 totaled $38,414, consisting of proceeds from the sale of our common stock and proceeds from related party loans, net with repayments.

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

Going Concern and Recent Events

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next three months in order to meet our current and projected cash flow deficits from operations and development. Our registered independent certified public accountants have stated in their report dated May 20, 2013 that we have incurred operating losses in the last year, and that we are dependent upon management’s ability to develop profitable operations and raise additional capital. These factors, among others, may raise substantial doubt about our ability to continue as a going concern.

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

Among other debts, as of March 31, 2013, we owed:

•
Bridge Notes Payable of an aggregate of $750,000, that are secured by a first lien on certain oil and gas leases and related equipment and are already past due and are currently accruing interest at the rate of 12.00% per year as of November 1, 2012, increasing to 18% by May 1, 2014. On October 26, 2012, we entered into a settlement agreement and in connection with a forbearance not to exercise their security rights, we agreed to term modifications, issued warrants and common stock with anti-dilutive provisions and settled on payment terms based on future well production period.

•
Loans payable of an aggregate of $593,000, under the Loan Terms Agreement that are secured by a second lien on certain oil and gas leases and related equipment, bear interest at the rate of 6.25% per year and were due on February 29, 2012; these loans were part of the October 26, 2012 settlement period.

•
SLA Notes payable of $130,000, under the Third Secured Loan Agreement that are secured by (i) a second lien pari pasu with the secured loans under the Loan Term Agreement and (ii) bear interest at the rate of 12% per year until February 29, 2012, at the rate of 15% per year until April 30, 2012, and at the rate of 18% per year after April 30, 2012, and that are due the earlier of (i) April 30, 2012; and (ii) the final closing of any equity and/or debt financing totaling at least $3,000,000 which occurs after December 31, 2011. These loans were part of the October 26, 2012 settlement period.

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

Any excess is charged to expense during the period that the excess occurs. We did not have any hedging activities during the quarter ended March 31, 2013. Application of the ceiling test is required for quarterly reporting purposes, and any write-downs cannot be reinstated even if the cost ceiling subsequently increases by year-end. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

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

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on this evaluation, and because of our limited resources and limited number of employees, our management concluded that our disclosure controls and procedures were ineffective as of March 31, 2013 due to a material weakness in internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. As a result of its assessment, management identified a material weakness in our internal control over financial reporting. Based on the weakness described below, management concluded that our internal control over financial reporting was not effective as of March 31, 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of March 31, 2013:

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

There were no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The information required by Item 1 is included in “Notes to the Consolidated Financial Statements—Note 12 – Commitments and Obligation—Litigation.”

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 7, 2013, we issued 200,000 shares to a law firm for legal services to be provided, valued at $31,980.

On February 12, 2013, we issued and sold to 1 investor 25,000 shares of our common stock at a per share purchase price of $0.10 per share for proceeds of $2,500.

On February 14, 2013, we issued an aggregate of $355,719 shares of our common stock in payment of interest and anti-dilutive provisions as part of our settlement agreement as described in our financial statements.

On March 28, 2013, we issued an aggregate of 100,000 shares of our common stock at a per share purchase price of $0.10 per share for proceeds of $5,000.

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

As High Capital Funding LLC understands that the Company is making diligent efforts to procure the financing necessary for completion of Phase 2 of its 5-Well EOR program in Montana and to commence oil production which would provide revenue sufficient enough to begin repaying the 3 loans, High Capital Funding LLC has waived all default provisions until June 30, 2013.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

The information required by this Item is set forth on the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 20, 2013	NATIVE AMERICAN ENERGY GROUP, INC.

	By:	/s/ Joseph G. D’Arrigo
	Name:	Joseph G. D’Arrigo
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Raj S. Nanvaan
	Name:	Raj S. Nanvaan
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)