Form 10-Q
period 2013-06-30
Native American Energy Group, Inc.
filed 2013-08-19
CIK 1499501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: June 30, 2013

or

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

As of August 19, 2013, there were 51,275,478 shares issued and 48,275,478 shares outstanding of the registrant’s common stock.

NATIVE AMERICAN ENERGY GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIVE AMERICAN ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash	$53,391	$4,957
Prepaid expenses	249,413	80,822
Total current assets	302,804	85,779

Other property plant and equipment, net	386,802	463,702

Other assets:
Collateral on surety bonds	175,555	175,381
Security deposits	5,150	2,500
Total other assets	180,705	177,881

Total assets	$870,311	$727,362

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$2,414,203	$2,430,368
Capital leases and notes payable, short term	139,239	139,239
Convertible debentures, net of debt discounts	45,000	27,901
Notes payable, bridge, net of debt discounts	750,000	750,000
Loans payable, net of debt discounts	1,311,402	1,261,468
Total current liabilities	4,659,844	4,608,976

Long term debt:
Derivative liabilities	920,617	632,777
Total long term debt	920,617	632,777

Total liabilities	5,580,461	5,241,753

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, par value $0.0001; 21,000,000 shares authorized:
Series A Convertible Preferred stock, par value $0.0001; 1,000,000 shares designated, 500,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012	50	50
Series B Non-Voting Convertible Preferred stock, par value $0.0001; 566,000 shares designated, 566,000 and -0- shares issued and outstanding, as of June 30, 2013 and December 31, 2012, respectively	57	-
Common stock, par value $0.001; 1,000,000,000 shares authorized, 49,375,352 and 38,716,299 shares issued; 46,375,352 and 38,716,299 outstanding as of June 30, 2013 and December 31, 2012, respectively	49,375	38,716
Additional paid in capital	27,957,502	26,793,922
Common stock subscription	62,000	-
Deficit accumulated during development stage	(32,779,134)	(31,347,079)
Total stockholders' deficit	(4,710,150)	(4,514,391)

Total liabilities and stockholders' deficit	$870,311	$727,362

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(a development stage company)
(unaudited)

					From January 18,
					2005
					(date of inception)
	Three months ended June 30,		Six months ended June 30,		through June 30,
	2013	2012	2013	2012	2013

REVENUE	$-	$-	$-	$11,572	$200,508

Operating expenses:
Selling, general and administrative	443,731	300,753	771,136	734,576	20,094,805
Impairment of undeveloped properties	405,000	-	405,000	-	5,815,802
Impairment of acquired licenses	-	-	-	-	2,500,000
Loss on repossession of fixed assets	-	-	-	-	56,622
Litigation settlement	-	-	-	1,757,182	2,173,620
Depreciation and amortization	38,450	38,450	76,900	78,240	614,386
Total operating expenses	887,181	339,203	1,253,036	2,569,998	31,255,235

Loss from operations	(887,181)	(339,203)	(1,253,036)	(2,558,426)	(31,054,727)

Other income (expense):
Interest income	87	87	174	174	26,977
Loss on change in fair value of derivatives	(456,544)	-	(195,025)	-	(344,990)
Gain on settlement of debt	344,250	653,220	344,250	653,220	1,059,472
Loss on debt modification	(28,504)	-	(58,615)	-	(485,595)
Other income	-	6,016	-	6,016	126,174
Interest expense	(144,937)	(58,526)	(269,803)	(288,273)	(2,106,445)

(Loss) income before provision for income taxes	(1,172,828)	261,594	(1,432,055)	(2,187,289)	(32,779,134)

Provision for income taxes (benefit)	-	-	-	-	-

NET (LOSS) INCOME	$(1,172,828)	$261,594	$(1,432,055)	$(2,187,289)	$(32,779,134)

Net (loss) income per common share, basic	$(0.03)	$0.01	$(0.03)	$(0.06)

Net (loss) income per common share, diluted	$(0.03)	$0.01	$(0.03)	$(0.06)

Weighted average number of outstanding shares, basic	42,745,828	35,690,888	40,973,728	35,473,878

Weighted average number of outstanding shares, diluted	42,745,828	36,538,888	40,973,728	35,473,878

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
(a development stage company)
FROM JANUARY 1, 2013 THROUGH JUNE 30, 2013
(unaudited)

	Preferred stock-Series A		Preferred stock-Series B		Common stock		Additional Paid in	Common Stock	Deficit Accumulated during Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscription	Stage	Total

Balance December 31, 2012	500,000	$50	-	$-	38,716,299	$38,716	$26,793,922	$-	$(31,347,079)	$(4,514,391)
Sale of common stock	-	-	-	-	1,545,000	1,545	101,955	-	-	103,500
Common stock issued in exchange for services	-	-	-	-	2,200,000	2,200	225,780	-	-	227,980
Common stock issued in settlement of debt	-	-	-	-	425,000	425	80,325	-	-	80,750
Common stock issued in connection with debt conversion	-	-	-	-	133,334	133	18,533	-	-	18,666
Common stock issued to acquire royalty interest from related party	-	-	-	-	3,000,000	3,000	402,000	-	-	405,000
Common stock issued for future services	-	-	-	-	3,000,000	3,000	(3,000)	-	-	-
Common stock issued in settlement of interest and anti-dilutive provisions	-	-	-	-	280,719	281	20,789	-	-	21,070
Common stock issued in settlement of forbearance agreement subject to reset provisions	-	-	-	-	75,000	75	(75)	-	-	-
Common stock subscribed	-	-	-	-	-	-	-	62,000	-	62,000
Series B preferred stock issued in for services rendered	-	-	566,000	57	-	-	73,523	-	-	73,580
Fair value of vesting options	-	-	-	-	-	-	243,750	-	-	243,750
Net loss	-	-	-	-	-	-	-	-	(1,432,055)	(1,432,055)
Balance, June 30, 2013	500,000	$50	566,000	$57	49,375,352	$49,375	$27,957,502	$62,000	$(32,779,134)	$(4,710,150)

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,		From January 18, 2005 (date of inception) through June 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,432,055)	$(2,187,288)	$(32,779,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76,900	78,240	749,972
Impairment losses	-	-	7,829,119
Amortization of debt discount	22,099	-	50,000
Losses on repossession of fixed assets	-	-	56,622
Equity based compensation	59,389	139,923	12,728,090
Gain on settlement of debt	(344,250)	(663,220)	(1,069,472)
Loss on debt modification	58,615	-	485,595
Common stock issued in connection with debt	-	-	374,769
Common stock issued in settlement of litigation	-	375,779	375,779
Common stock issued to acquire royalty rights	405,000	-	405,000
Non cash interest expense	127,551	-	215,065
Loss on change in fair value of derivatives	195,025	-	344,990
Fair value of vesting employee options	243,750	-	406,250
Fair value of warrants to be issued in settlement of litigation	-	1,381,403	1,381,403
Fair value of warrants issued in connection with debt	-	185,306	261,095
Preferred stock issued for services	73,580	-	473,580
(Increase) decrease in:
Accounts receivable	-	15,213	-
Licensing	-	(407)	(30,407)
Guarantee fees	-	-	(4,357)
Surety bond	(174)	(175)	(171,198)
Deposits	(2,650)	-	(4,743)
Increase (decrease) in:
Accounts payable and accrued expenses	350,220	346,041	3,856,400
Net cash (used in) operating activities	(167,000)	(329,185)	(4,065,582)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in oil and gas properties	-	-	(1,986,949)
Purchase of property and equipment	-	-	(2,784,883)
Net cash (used in) investing activities	-	-	(4,771,832)

NATIVE AMERICAN ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,		From January 18, 2005 (date of inception) through June 30,
	2013	2012	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and subscriptions	165,500	337,950	1,983,475
Proceeds from sale of royalty interest	-	-	2,923,570
Proceeds from loans payable	70,650	14,000	2,823,241
Proceeds from notes payable	-	-	951,964
Proceeds from convertible debentures	-	-	50,000
Contributions by major shareholders	-	-	1,315,963
Payments of capital leases	-	-	(497,102)
Payments on loans payable	(20,716)	(38,387)	(573,053)
Payments of notes payable	-	(1,146)	(87,253)
Net cash provided by financing activities	215,434	312,417	8,890,805

Net (decrease) increase in cash and cash equivalents	48,434	(16,768)	53,391
Cash and cash equivalents, beginning of the period	4,957	17,735	-

Cash and cash equivalents, end of period	$53,391	$967	$53,391

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for interest	$-	$-	$-
Cash paid during period for taxes	$-	$-	$800

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services rendered	$227,980	$105,000	$12,917,405
Common stock issued for licensing	$-	$-	$2,000,002
Common stock issued for conversion of debt	$99,417	$173,890	$1,799,565
Preferred stock issued for services rendered	$73,523	$-	$473,523
Fair value of warrants issued in connection with settlement agreement	$-	$-	$223,849
Fair value of warrants and common stock issuable for interest expense	$76,405	$-	$105,739
Fair value of common stock issuable for interest and anti-dilutive expenses	$51,146	$-	$68,469

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2013, the Company has accumulated losses of $32,779,134.

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC on May 20, 2013.

Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

During the six months ended June 30, 2013, the Company issued 3,000,000 shares of its common stock to acquire an overriding royalty interest in the Company’s future oil & gas production from NAEG Founders Holding Corporation, a company where Joseph D’Arrigo, the Company’s President, Chief Executive Officer and Chairman, and Raj Nanvaan, our Chief Financial Officer, Chief Operations Officer, Vice President, Treasurer and Director, are directors and minority shareholders of  NAEG Founders Holding Corporation.  (See Note 13).

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

During the six months ended June 30, 2013, the Company management performed an evaluation of its acquired royalty interest as described above for purposes of determining the implied fair value of the asset at June 30, 2013. The test indicated that the recorded remaining book value exceeded its fair value at June 30, 2013.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $405,000, net of tax, or $0.01 per share during the six month period ended June 30, 2013 to reduce the carrying value of the royalty interest to $-0.  The impairment charge is reflected as an impairment of undeveloped properties in the accompanying financial statements. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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

Capitalized costs and estimated future development costs are amortized on a unit-of-production method based on proved reserves associated with the applicable cost center. The Company has assesses for impairment for oil and natural gas properties for the full cost pool quarterly using a ceiling test to determine if impairment is necessary. Specifically, the net unamortized costs for each full cost pool, less related deferred income taxes, should not exceed the following: (a) the present value, discounted at 10%, of future net cash flows from estimated production of proved oil and gas reserves, plus (b) all costs being excluded from the amortization base, plus (c) the lower of cost or estimated fair value of unproved properties included in the amortization base, less (d) the income tax effects related to differences between the book and tax basis of the properties involved. The present value of future net revenues should be based on current prices, with consideration of price changes only to the extent provided by contractual arrangements, as of the latest balance sheet presented. The full cost ceiling test must take into account the prices of qualifying cash flow hedges in calculating the current price of the quantities of the future production of oil and gas reserves covered by the hedges as of the balance sheet date. In addition, the use of the hedge-adjusted price should be consistently applied in all reporting periods and the effects of using cash flow hedges in calculating the ceiling test, the portion of future oil and gas production being hedged, and the dollar amount that would have been charged to income had the effects of the cash flow hedges not been considered in calculating the ceiling limitation should be disclosed. Any excess is charged to expense during the period that the excess occurs. The Company did not have any hedging activities during the six months ended June 30, 2013 and 2012. Application of the ceiling test is required for quarterly reporting purposes, and any write-downs cannot be reinstated even if the cost ceiling subsequently increases by year-end. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses are $-0- for the six months ended June 30, 2013, 2012 and from January 18, 2005 (date of inception) through June 30, 2013.

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

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. The Company’s common stock equivalents, represented by convertible debt, convertible preferred stock, options and warrants, were not considered as including such would be anti-dilutive for the three and six months ended June 30, 2013 and for the six months ended June 30 2012.

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
JUNE 30, 2013

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

NOTE 2 – GOING CONCERN MATTERS

The Company has incurred a net loss of $1,432,055 and $2,187,289 for the six months ended June, 2013 and 2012, respectively. The Company has incurred significant losses and has an accumulated deficit of $32,779,134 at June 30, 2013. These factors raised substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – OIL AND GAS PROPERTIES, UNEVALUATED

Unevaluated and Unproved properties are comprised of acquired leases on Native American tribal lands and non-native lands in the state of Montana.  All properties are in development stage with unproven and unevaluated reserves.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

	June 30, 2013	December 31, 2012
Field equipment	$1,116,585	$1,116,585
Office equipment	40,283	40,283
Furniture and fixtures	31,704	31,704
Transportation equipment	54,250	54,250
Leasehold improvements	39,806	39,806
Total	1,282,628	1,282,628
Less accumulated depreciation	(895,826)	(818,926)
Net	$386,802	$463,702

Depreciation is recorded ratably over the estimated useful lives of five to ten years. Depreciation expense was $38,450 and $76,900 for the three and six months ended June 30, 2013, respectively; $38,450 and $78,240 for the three and six months ended June 30, 2012, respectively and $614,386 from January 18, 2005 (date of inception) through June 30, 2013.

NOTE 5 – SURETY BONDS

The Company has an aggregate of $175,555 and $175,381, as of June 30, 2013 and December 31, 2012, respectively, deposited in a financial institution as collateral for posted surety bonds with various governmental agencies as assurance for possible well-site reclamation, if required. The Company is obligated to maintain a surety bond in conjunction with certain acquired leases.

In June 2013, the Company forfeited its Surety Bond related to oil wells they operate in the State of Montana. As of June 30, 2013, the cash collateral for that Surety Bond in the amount of $50,000 was still on deposit.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

	June 30,	December 31,
	2013	2012
Accounts payable and accrued expenses	$1,695,738	$1,950,142
Accrued salaries and professional fees	220,000	94,000
Accrued interest	498,465	386,226
	$2,414,203	$2,430,368

During the six month period ended June 30, 2013, the Company issued 425,000 shares of its common stock in settlement of $425,000 of accounts payable.  In conjunction with the issuance, the Company recognized a gain on settlement of debt of $344,250 in the six month period ended June 30, 2013.

NOTE 7 – CONVERTIBLE DEBENTURES

On September 21, 2012, the Company issued two $25,000 Convertible Debenture Notes that matured on March 21, 2013 (“Six Month Anniversary”). The notes bear interest at a rate of 8%. At any time after the six month anniversary of the Original Issue Date until the Debenture is no longer outstanding, the Debenture shall be convertible, in whole or in part, into shares of Common Stock at the option of holder, subject to certain conversion limitations set forth in the Debenture, at the conversion rate of 50% of the lowest daily bid price for 10 days prior to notice of conversion. The notes currently are in default.

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

During the six month period ended June 30, 2013, the Company issued 133,333 shares of its common stock in settlement of $5,000 of outstanding convertible notes payable.

During the six month period ended June 30, 2013, the Company amortized $22,099 current period operations as interest expense.

NOTE 8 – LOANS PAYABLE

Loans payable are comprised of the following:

	June 30, 2013	December 31, 2012
Loan payable, - bearing 7.5% per annum with no specific due date, guaranteed by Company officers. Currently in default.	$130,000	$130,000
Loan payable, bearing 6.25% per annum, secured by certain oil and gas properties; due February 29, 2012. Currently in default	593,000	593,000
Loan payable, bearing 12% per annum through February 29, 2012; 15% thereafter, secured by certain oil and gas properties; due April 29, 2012. Currently in default	130,000	130,000
Secured promissory note, bearing interest at a fixed $8,000 per month, secured by 5,000,000 shares of an officer of the Company due November 17, 2013.	50,000	-
Various loans payable, with interest rates from 4% to 20% per annum, unsecured, currently in default ($57,902 and $52,918 related party loans, respectively).	408,402	408,468
Total	1,311,402	1,261,468
Less current portion	1,311,402	1,261,468
Long term portion	$-	$-

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
JUNE 30, 2013

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
JUNE 30, 2013

h.
Beginning for the three months ended March 31, 2013, the Company must deliver common stock or warrants, as the case may be, based on 0.25 share (warrant) per dollar of principal outstanding at December 31, 2012. Anti-dilutive rights provided.

In connection with the Settlement agreement, the Company recorded a loss on debt modification of $426,980 comprised of legal obligations incurred and assumed of $64,359 and $362,621 fair value of issued commons stock and warrants (see Note 10 below)

During the six months ended June 30, 2013, the Company issued an aggregate of 280,719 shares of its common stock in settlement of accrued interest and anti-dilutive provisions through March 31, 2013. Additionally, the Company is obligated to issue an additional 309,676 shares of its common stock for the quarter ended June 30, 2013. The fair value of the shares issued (or to be issued) of $51,146 was charged to current period interest costs.

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

The fair value of the described embedded derivative of $160,087 at June 30, 2013 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	185.47%
Risk free rate:	0.10%

At June 30, 2013, the Company adjusted the recorded fair value of the derivative liability at December 31, 2012 to market resulting in non-cash, non-operating loss of $32,348 for the six month period ended June 30, 2013.

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

The fair value of the described embedded derivatives of $760,530 at June 30, 2013 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	381,83%
Risk free rate:	0.66% to 1.41%

At June 30, 2013, the Company adjusted the recorded fair value of the derivative liability at December 31, 2012 to market resulting in non-cash, non-operating loss of $162,677 for the six month period ended June 30, 2013.

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 21,000,000 shares of its $0.0001 par value preferred stock. As of June 30, 2013 December 31, 2012, there were 500,000 shares of Series A Convertible preferred stock issued and outstanding and 566,000 and -0- shares of Series B Non-Voting Convertible preferred stock as of June 30, 2013 and December 31, 2012.

Series A Convertible preferred stock

On June 18, 2013, the Company modified the Certificate of Designation of the Series A Convertible preferred stock to rank the Series A Convertible preferred stock with respect to rights on liquidation senior to each other class of capital stock or series of preferred stock established after June 18, 2013 that does not expressly provide that it ranks senior to or parity with the Series A preferred stock.  The holders of Series A Preferred stock shall be entitled to dividends, as declared, on an as-converted basis paid with respect to the Company’s common stock.

Series B Convertible Non-Voting Convertible preferred stock

On June 18, 2013, the Company modified the Certificate of Designation of the Series B Callable preferred stock previously filed with the State of Delaware on May 9, 2012, to a designation as Series B Nonvoting Convertible Preferred Stock (“Series B”).  The number of shares are limited to 566,000.

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

The Series B will rank, with respect to liquidation, junior to the Series A Convertible preferred stock and any other class of capital stock or series of preferred stock established after June 18, 2013 that does not expressly provide that such series will rank junior to the Series B. The holders of Series B Preferred stock shall be entitled to dividends, as declared, on an as-converted basis paid with respect to the Company’s common stock.  The Series B preferred stock is convertible, at the holders’ option, into shares of the Company’s common stock on a share to share basis.  In addition, the Series B is not callable nor is redeemable and has no voting rights.

During the six months ended June 30, 2013, the Company issued an aggregate of 566,000 shares of its Series B Preferred stock.

Common stock

The Company is authorized to issue 1,000,000,000 shares of its $0.001 par value common stock. As of June 30, 2013 and December 31, 2012, there were 49,375,352 and 38,716,299 shares issued, and 46,375,352 and 38,716,299 outstanding, respectively.

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

During the six months ended June 30, 2013, the Company issued 3,000,000 shares of its common stock to acquire the overriding royalty interest in the Company’s future oil & gas production from NAEG Founders Holding Corporation.

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
JUNE 30, 2013

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

NOTE 13 – RELATED PARTY TRANSACTIONS

From January 18, 2005 (date of inception) through June 30, 2013, our principal stockholders have contributed an aggregate of $1,315,963 in working capital with the funds thereof reflected as additional paid in capital in the Company’s financial statements.

In conjunction with the reverse acquisition in 2009, the Company issued an aggregate of 10,000,000 shares of common stock and 500,000 shares of convertible preferred stock to two officers of Native American Energy Group, Inc.

As of June 30, 2013, Joseph D’Arrigo and family members have loans outstanding to the Company of $21,327,  Raj Nanvaan has a loan outstanding of $17,625 and Richard Ross has an outstanding loan of $18,950. These loans are included in our loans payable and were made interest free. There is no benefit to either Mr. D’Arrigo, Mr. Ross or Mr. Nanvaan directly or indirectly from providing such loans.

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
JUNE 30, 2013

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

During the six months ended June 30, 2013, the Company issued 3,000,000 shares of its common stock to acquire the overriding royalty interest in the Company’s future oil & gas production from NAEG Founders Holding Corporation.

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

NOTE 14 – STOCK OPTIONS AND WARRANTS

Stock Options

Employee options:

The following table summarizes the changes in employee options outstanding and the related prices for the shares of the Company’s common stock at June 30, 2013:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.20	6,000,000	9.21	$0.20	-	$-
2.00	4,000,000	4.21	2.00	-	-
	10,000,000	7.21	$0.92	-	$-

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Transactions involving the Company’s employee option issuance are summarized as follows:

Average
	Number of	Price
	Shares	Per Share
Options outstanding at December 31, 2011	-	$-
Granted	10,000,000	0.92
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at December 31, 2012	10,000,000	0.92
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at June 30, 2013	10,000,000	$0.92

During the three and six months ended June 30, 2013, the Company charged the vesting fair value of employee options of $121,875 and $243,750 to current period operations, respectively.

Non- Employee options:

The following table summarizes the changes in non-employee options outstanding and the related prices for the shares of the Company’s common stock at June 30, 2013:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.20	1,000,000	1.21	$0.20	-	$-

Transactions involving the Company’s non-employee option issuance are summarized as follows:

Average
	Number of	Price
	Shares	Per Share
Options outstanding at December 31, 2011	-	$-
Granted	1,000,000	0.20
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at December 31, 2012	1,000,000	0.20
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at June 30, 2013	1,000,000	$0.20

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock at June 30, 2013:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.001	2,703,452	4.30	$0.001	2,703,452	$0.001
0.60	150,000	3.67	0.60	150,000	0.60
0.70	2,345,506	1.23	0.70	2,345,506	0.70
	5,198,958	2.90	$0.33	5,198,958	$0.33

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at December 31, 2011	798,000	$0.11
Granted	3,789,694	0.43
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at December 31, 2012	4,587,694	0.38
Granted	611,264	0.001
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at June 30, 2013	5,198,958	$0.33

As per the Settlement Agreement entered into on October 26, 2012 (Note 9), for the six month period ended June 30, 2013, the Company issued an aggregate of  611,264 warrants to purchase the Company’s common stock at $0.001 for five years. The Company recorded the estimated fair value of $76,405 as a charge to current period operations during the six months ended June 30, 2013 as interest expense. The estimated fair value was determined using the Binomial Lattice option pricing method with the following assumptions: Dividend yield- 0%, risk free rate- from 0.77% to 1.41%, volatility-from 381.83% to 396.42%, expected life-contract life.

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 15 – FAIR VALUE MEASUREMENT

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

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2013:

	Convertible Debt	Anti-dilutive
	Derivative	Provisions
Balance, January 1, 2013	$141,407	$491,370

Transfers in/out:	(13,667)	106,482

Total (gains) losses:
Mark-to-market at June 30, 2013:
- Reset provisions relating to debt	(32,348)
-Anti-dilutive provisions embedded in warrants and common stock		(162,677)

Balance, June 30, 2013	$160,088	$760,529

Net loss for the period included in earnings relating to the liabilities held at June 30, 2013	$(32,348)	$(162,677)

NOTE 16 – SUBSEQUENT EVENTS

In July 2013, the Company issued to 3 investors 1,140,000 shares of our common stock for a stock subscription of $62,000.

In July 2013, the Company issued an aggregate of 450,150 shares of its common stock in settlement of $15,000 convertible notes payable.

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

Results of Operations for the Three Months Ended June 30, 2013 as compared to the Three Months Ended June 30, 2012:

Revenues

We have not generated any revenues for the three months ended June 30, 2013 and 2012.

Operating Expenses

Selling, General, and Administrative

Selling, general, and administrative expenses increased from $300,753 for the three months ended June 30, 2012 to $443,731 for the three months ended June 30, 2013. The increase of $142,978, or 48%, is primarily attributable to a vesting of stock based compensation previously issued in 2012.

Impairment of undeveloped properties

During the three months ended June 30, 2013, we issued 3,000,000 shares of its common stock to acquire a 2.5% overriding royalty interest in the Company’s future oil & gas production from NAEG Founders Holding Corporation.  At June 30, 2013, we performed an evaluation of our acquired royalty interest for purposes of determining the implied fair value of the asset at June 30, 2013. The test indicated that the recorded remaining book value exceeded its fair value at June 30, 2013.  As a result, upon completion of the assessment, we recorded a non-cash impairment charge of $405,000, net of tax, or $0.01 per share during the six month period ended June 30, 2013 to reduce the carrying value of the royalty interest to $-0-.

Depreciation and Amortization

Depreciation and amortization remained the same at $38,450 for the three months ended June 30, 2013 and 2012.

Total Operating Expenses

Total operating expenses increased to $887,181 for the three months ended June 30, 2013 from $339,203 for the three months ended June 30, 2012. The increase of $547,978 is primarily attributable to the vesting of stock based compensation and impairment charge during the three months ended June 30, 2013.

Loss on change in fair value of derivative liabilities

During the year ended December 31, 2012, we issued convertible debentures with certain conversion features and entered into a settlement agreement requiring us to issue warrants and common stock with anti-dilution provisions, which we identified as embedded derivatives. All require us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a net loss of $456,544 for the three months ended June 30, 2013, $-0- for the same period, last year.

Gain on settlement of debt

During the three months ended June 30, 2013, we settled $425,000 of outstanding accounts payable for 425,000 shares of our common stock resulting in a gain on settlement of debt of $344,250 as compared to $653,220 for the same period, last year.

Interest Expenses, net

Interest expense, net for the three months ended June 30, 2013, increased by $86,411 to $144,937 from $58,526 for the three months ended June 30, 2012. The primary reason for the increase in interest expense was due to issuing common shares and warrants in connection with our settlement agreement regarding our bridge financing and charged to period interest of $81,013 during the three months ended June 30, 2013.

Net Income (Loss)

Net Loss for the three months ended June 30, 2013 increased to $1,172,828 from a net income of $261,594 for the three months ended June 30, 2012. The decrease of $1,434,422 is primarily attributable to the factors described above.

Results of Operations for the Six Months Ended June 30, 2013 as compared to the Six Months Ended June 30, 2012:

Revenues

We have not generated any revenues for the six months ended June 30, 2013 as compared to $11,572 from the sale of oil from well testing for the six months ended June 30, 2012.

Operating Expenses

Selling, General, and Administrative

Selling, general, and administrative expenses increased from $734,576 for the six months ended June 30, 2012 to $771,136 for the six months ended June 30, 2013. The increase of $36,560, or 5%, is primarily attributable to a vesting of stock based compensation previously issued in 2012.

Impairment of undeveloped properties

During the six months ended June 30, 2013, we issued 3,000,000 shares of its common stock to acquire a 2.5% overriding royalty interest in the Company’s future oil & gas production from NAEG Founders Holding Corporation.  At June 30, 2013, we performed an evaluation of our acquired royalty interest for purposes of determining the implied fair value of the asset at June 30, 2013. The test indicated that the recorded remaining book value exceeded its fair value for the at June 30, 2013.  As a result, upon completion of the assessment, we recorded a non-cash impairment charge of $405,000, net of tax, or $0.01 per share during the six month period ended June 30, 2013 to reduce the carrying value of the royalty interest to $-0-.

Litigation Settlement

During the six months ended June 30, 2012, we incurred litigation cost as described in our accompanying financial statements. As such, we incurred a $1,757,182 charge in the six months ended June 30, 2012 comprised of accrual of expected costs. During the six months ended June 30, 2013, we did not have any incurred costs.

Depreciation and Amortization

Depreciation and amortization decreased from $78,240 for the six months ended June 30, 2012 to $76,900 for the six months ended June 30, 2013. The decrease of $1,340 is attributable to aging equipment previously acquired.

Total Operating Expenses

Total operating expenses decreased to $1,253,036 for the six months ended June 30, 2013 from $2,569,998 for the six months ended June 30, 2012. The decrease of $1,316,962 is primarily attributable to the litigation costs incurred in 2012, net with the vesting of stock based compensation and impairment charge during the six months ended June 30, 2013.

Loss on change in fair value of derivative liabilities

During the year ended December 31, 2012, we issued convertible debentures with certain conversion features and entered into a settlement agreement requiring us to issue warrants and common stock with anti-dilution provisions, which we identified as embedded derivatives. All require us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a net loss of $195,025 for the six months ended June 30, 2013, $-0- for the same period, last year.

Gain on settlement of debt

During the six months ended June 30, 2013, we settled $425,000 of outstanding accounts payable for 425,000 shares of our common stock resulting in a gain on settlement of debt of $344,250 as compared to $653,220 for the same period, last year.

Interest Expenses, net

Interest expense, net for the six months ended June 30, 2013, decreased by $18,470 to $269,803 from $288,273 for the six months ended June 30, 2012. The primary reason for the increase in interest expense was due to issuing common shares and warrants in connection with our bridge financing charged to period interest of $185,306 in 2012, net with issuing common shares and warrants in connection with our settlement agreement regarding our bridge financing and charged to period interest during the six months ended June 30, 2013.

Net Income (Loss)

Net Loss for the six months ended June 30, 2013 decreased to $1,432,055 from a net loss of $2,187,289 for the six months ended June 30, 2012. The decrease of $755,234 is primarily attributable to the factors described above.

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

As of June 30, 2013, we had a working capital deficit of $4,357,040. For the six months ended June 30, 2013, we generated a net cash flow deficit from operating activities of $167,000, consisting primarily of year-to-date losses of $1,432,055. Non-cash adjustments included $98,999 in depreciation and amortization charges, $317,330 for equity-based compensation, loss on change in derivative liabilities of $195,025 and non-cash interest paid of $127,511, offset net gain on settlement or modification of debt of $285,635. Additionally, we had a net increase in current assets of $2,824 and a net increase in current liabilities of $350,220. Cash used in investing activity was $-0-. Cash provided by financing activities for the six months ended June 30, 2013 totaled $215,434, consisting of proceeds from the sale of our common stock, proceeds from of notes and loans payable, net with repayments of related party loans.

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

In June 2013, we forfeited our Surety Bond related to oil wells we operate in the State of Montana. As of June 30, 2013, the cash collateral for that Surety Bond in the amount of $50,000 was still on deposit. Once we obtain an adequate source of financing, we expect to repost the surety bonds necessary to conduct field operations and produce hydrocarbons from any leasehold interests.

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

Among other debts, as of June 30, 2013, we owed:

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

Any excess is charged to expense during the period that the excess occurs. We did not have any hedging activities during the quarter ended June 30, 2013. Application of the ceiling test is required for quarterly reporting purposes, and any write-downs cannot be reinstated even if the cost ceiling subsequently increases by year-end. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

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

Derivative Instruments and Fair Value of Financial Instruments

We have evaluated the application of Accounting Standards Codification 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”) to certain convertible debentures that contain exercise price adjustment features known as reset provisions, issued warrants with anti-dilutive provisions and an obligation it issue common shares under anti-dilutive provision in a settlement agreement. Based on the guidance in ASC 815-40, we have concluded these instruments and obligations are required to be accounted for as derivatives effective upon issuance.

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

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on this evaluation, and because of our limited resources and limited number of employees, our management concluded that our disclosure controls and procedures were ineffective as of June 30, 2013 due to a material weakness in internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. As a result of its assessment, management identified a material weakness in our internal control over financial reporting. Based on the weakness described below, management concluded that our internal control over financial reporting was not effective as of June 30, 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of June 30, 2013:

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

There were no significant changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On February 26, 2013, we issued 425,000 shares of our common stock in settlement of an outstanding accounts payable of $425,000

On March 28, 2013, we issued an aggregate of 100,000 shares of our common stock at a per share purchase price of $0.10 per share for proceeds of $5,000.

On April 1, 2013, we issued 2,000,000 shares of our common stock for future consulting services, valued at $196,000.

On April 5, 2013, we issued and sold to 1 investor 100,000 shares of our common stock at a per share purchase price of $0.05 per share for proceeds of $5,000.

On April 19, 2013, we issued and sold to 1 investor 300,000 shares of our common stock at a per share purchase price of $0.05 per share for proceeds of $15,000.

On June 7, 2013, we issued 133,333 shares of our common stock as payment of convertible notes payable of $5,000.

On June 13, 2013, we issued 3,000,000 shares of our common stock to acquire a 2.5% overriding royalty from NAEG Founders Holding Corp, a related party valued at $405,000.

On June 14, 2013, we issued and sold to 1 investor 200,000 shares of our common stock at a per share purchase price of $0.10 per share for proceeds of $20,000.

On June 14, 2013, we issued, but hold 3,000,000 shares of our common stock to be paid as a success fee in future financing arrangements.

On June 20, 2013, we issued and sold to 1 investor 100,000 shares of our common stock at a per share purchase price of $0.10 per share for proceeds of $10,000.

On June 20, 2013, we issued and sold to 1 investor 100,000 shares of our common stock at a per share purchase price of $0.10 per share for proceeds of $10,000.

On June 24, 2013, we issued an aggregate of 566,000 shares of our Series B Nonvoting Convertible preferred stock to the 566 federally recognized Native American tribes in the United States including Alaska.

On June 30, 2013, we issued and sold to 1 investor 620,000 shares of our common stock at a per share purchase price of $0.05 per share for proceeds of 31,000.

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

NATIVE AMERICAN ENERGY GROUP, INC.

DATED: August 19, 2013	By:	/s/ Joseph G. D’Arrigo
Joseph G. D’Arrigo
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Raj S. Nanvaan
Raj S. Nanvaan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer