Form 10-Q
period 2013-09-30
Native American Energy Group, Inc.
filed 2013-11-19
CIK 1499501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

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

As of November 19, 2013, there were 53,198,478 shares issued and 49,898,478 shares outstanding of the registrant’s common stock.

NATIVE AMERICAN ENERGY GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIVE AMERICAN ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash	$14,644	$4,957
Prepaid expenses	214,407	80,822
Total current assets	229,051	85,779

Other property plant and equipment, net	350,429	463,702

Other assets:
Collateral on surety bonds	175,643	175,381
Security deposits	5,150	2,500
Total other assets	180,793	177,881

Total assets	$760,273	$727,362

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,564,396	$2,430,368
Capital leases and notes payable, short term	139,239	139,239
Convertible debentures, net of debt discounts	-	27,901
Notes payable, bridge, net of debt discounts	750,000	750,000
Loans payable, net of debt discounts	1,297,202	1,261,468
Total current liabilities	4,750,837	4,608,976

Non-current liabilities:
Derivative liabilities	759,649	632,777
Total non-current liabilities	759,649	632,777

Total liabilities	5,510,486	5,241,753

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, par value $0.0001; 21,000,000 shares authorized:
Series A Convertible Preferred stock, par value $0.0001; 1,000,000 shares designated, 500,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012	50	50
Series B Non-Voting Convertible Preferred stock, par value $0.0001; 566,000 shares designated, 566,000 and -0- shares issued and outstanding, as of September 30, 2013 and December 31, 2012, respectively	57	-
Common stock, par value $0.001; 1,000,000,000 shares authorized, 53,198,478 and 38,716,299 shares issued; 49,898,478 and 38,716,299 outstanding as of September 30, 2013 and December 31, 2012, respectively	53,198	38,716
Additional paid in capital	28,615,771	26,793,922
Deficit accumulated during development stage	(33,419,289)	(31,347,079)
Total stockholders' deficit	(4,750,213)	(4,514,391)

Total liabilities and stockholders' deficit	$760,273	$727,362

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(a development stage company)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,		From January 18, 2005 (date of inception) through September 30,
	2013	2012	2013	2012	2013

REVENUE	$-	$-	$-	$11,572	$200,508

Operating expenses:
Selling, general and administrative	424,779	352,240	1,195,915	1,086,816	20,519,584
Impairment of undeveloped properties	-	-	405,000	-	5,815,802
Impairment of acquired licenses	-	-	-	-	2,500,000
Loss on repossession of fixed assets	-	-	-	-	56,622
Litigation settlement	-	-	-	1,757,182	2,173,620
Depreciation and amortization	36,373	37,757	113,273	115,997	650,759
Total operating expenses	461,152	389,997	1,714,188	2,959,995	31,716,387

Loss from operations	(461,152)	(389,997)	(1,714,188)	(2,948,423)	(31,515,879)

Other income (expense):
Interest income	89	87	263	261	27,066
Loss on change in fair value of derivatives	(41,761)	(18,922)	(236,786)	(18,922)	(386,751)
Gain on settlement of debt	-	-	344,250	653,220	1,059,472
Loss on debt modification	-	-	(58,615)	-	(485,595)
Other income	-	-	-	6,016	126,174
Interest expense	(137,331)	(91,204)	(407,134)	(379,477)	(2,243,776)
Total other income (expense):	(179,003)	(110,039)	(358,022)	261,098	(1,903,410)

Loss before provision for income taxes	(640,155)	(500,036)	(2,072,210)	(2,687,325)	(33,419,289)

Provision for income taxes (benefit)	-	-	-	-	-

NET LOSS	$(640,155)	$(500,036)	$(2,072,210)	$(2,687,325)	$(33,419,289)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.05)	$(0.08)

Weighted average number of outstanding shares, basic and diluted	47,719,261	35,823,734	43,246,948	35,591,348

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
(a development stage company)
FROM JANUARY 1, 2013 THROUGH SEPTEMBER 30, 2013
(unaudited)

	Preferred stock-Series A		Preferred stock-Series B		Common stock		Additional Paid in	Deficit Accumulated during Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance December 31, 2012	500,000	$50	-	$-	38,716,299	$38,716	$26,793,922	$(31,347,079)	$(4,514,391)
Sale of common stock	-	-	-	-	3,724,000	3,724	238,176	-	241,900
Common stock issued in exchange for services	-	-	-	-	2,200,000	2,200	225,780	-	227,980
Common stock issued in settlement of debt	-	-	-	-	425,000	425	80,325	-	80,750
Fair value of derivative liability related to converted debt	-	-	-	-	-	-	179,853	-	179,853
Common stock issued in connection with debt conversion	-	-	-	-	1,243,124	1,243	48,757	-	50,000
Common stock issued to acquire royalty interest from related party	-	-	-	-	3,000,000	3,000	402,000	-	405,000
Common stock issued for future services	-	-	-	-	3,000,000	3,000	(3,000)	-	-
Common stock issued in settlement of interest and anti-dilutive provisions	-	-	-	-	815,055	815	137,809	-	138,624
Common stock issued in settlement of forbearance agreement subject to reset provisions	-	-	-	-	75,000	75	(75)	-	-
Series B preferred stock issued in for services rendered	-	-	566,000	57	-	-	73,523	-	73,580
Fair value of vesting options	-	-	-	-	-	-	438,701	-	438,701
Net loss	-	-	-	-	-	-	-	(2,072,210)	(2,072,210)
Balance, September 30, 2013	500,000	$50	566,000	$57	53,198,478	$53,198	$28,615,771	$(33,419,289)	$(4,750,213)

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,		From January 18, 2005 (date of inception) through September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,072,210)	$(2,687,325)	$(33,419,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	113,273	115,998	786,345
Impairment losses	-	2,486	7,829,119
Amortization of debt discount	22,099	-	50,000
Losses on repossession of fixed assets	-	-	56,622
Equity based compensation	94,395	251,123	12,763,096
Gain on settlement of debt	(344,250)	(663,220)	(1,069,472)
Loss on debt modification	58,615	-	485,595
Common stock issued in connection with debt	-	-	374,769
Common stock issued in settlement of litigation	-	375,779	375,779
Impairment of royalty interests	405,000	-	405,000
Non cash interest expense	208,563	40,858	296,077
Loss on change in fair value of derivatives	236,786	18,922	386,751
Fair value of vesting options	438,701	40,625	601,201
Fair value of warrants to be issued in settlement of litigation	-	1,381,403	1,381,403
Fair value of warrants issued in connection with debt	-	185,306	261,095
Preferred stock issued for services	73,580	-	473,580
(Increase) decrease in:
Accounts receivable	-	15,213	-
Licensing	-	(407)	(30,407)
Guarantee fees	-	-	(4,357)
Surety bond	(262)	(262)	(171,286)
Deposits	(2,650)	50,000	(4,743)
Increase (decrease) in:
Accounts payable and accrued expenses	500,413	412,499	4,006,593
Net cash (used in) operating activities	(267,947)	(461,002)	(4,166,529)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in oil and gas properties	-	-	(1,986,949)
Purchase of property and equipment	-	-	(2,784,883)
Net cash (used in) investing activities	-	-	(4,771,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and subscriptions	241,900	454,750	2,059,875
Proceeds from sale of royalty interest	-	-	2,923,570
Proceeds from advances	(14,016)	3,500	(14,016)
Proceeds from loans payable	70,650	14,000	2,823,241
Proceeds from notes payable	-	-	951,964
Proceeds from convertible debentures	-	50,000	50,000
Contributions by major shareholders	-	-	1,315,963
Payments of capital leases	-	-	(497,102)
Payments on loans payable	(20,900)	(76,512)	(573,237)
Payments of notes payable	-	(1,893)	(87,253)
Net cash provided by financing activities	277,634	443,845	8,953,005

Net (decrease) increase in cash and cash equivalents	9,687	(17,157)	14,664
Cash and cash equivalents, beginning of the period	4,957	17,735	-

Cash and cash equivalents, end of period	$14,644	$578	$14,664

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,		From January 18, 2005 (date of inception) through September 30,
	2013	2012	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for interest	$-	$-	$-
Cash paid during period for taxes	$-	$-	$800

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services rendered	$227,980	$354,200	$12,917,405
Common stock issued for licensing	$-	$-	$2,000,002
Common stock issued for conversion of debt	$229,853	$173,890	$1,930,001
Preferred stock issued for services rendered	$73,523	$-	$473,523
Fair value of warrants issued in connection with settlement agreement	$-	$-	$223,849
Fair value of warrants and common stock issuable for interest expense	$50,937	$-	$80,271
Fair value of common stock issuable for interest and anti-dilutive expenses	$-	$-	$17,323
Fair value of derivative liability relieved due to conversion of debt	$179,853	$-	$179,853
Common stock issued to settle debt	$80,750	$-	$80,750
Common stock issued to acquire royalty interests	$405,000	$-	$405,000

See the accompanying notes to the unaudited condensed consolidated financial statements

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2013, the Company has accumulated losses of $33,419,289.

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC on May 20, 2013.

Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

Derivative financial instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. The Company entered into a settlement agreement with certain note holders requiring the issuance of warrants and common stock with anti-dilutive provisions requiring the bifurcation of the anti-dilutive provision and mark to market each reporting period.

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

During the nine months ended September 30, 2013, the Company issued 3,000,000 shares of its common stock to acquire an overriding royalty interest in the Company’s future oil & gas production from NAEG Founders Holding Corporation, a company where Joseph D’Arrigo, the Company’s President, Chief Executive Officer and Chairman, and Raj Nanvaan, our Chief Financial Officer, Chief Operations Officer, Vice President, Treasurer and Director, are directors and minority shareholders of NAEG Founders Holding Corporation. (See Note 13).

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

On June 30, 2013, the Company management performed an evaluation of its acquired royalty interest as described above for purposes of determining the implied fair value of the asset at June 30, 2013. The test indicated that the recorded remaining book value exceeded its fair value at June 30, 2013. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $405,000, net of tax, or $0.01 per share during the nine month period ended September 30, 2013 to reduce the carrying value of the royalty interest to $-0. The impairment charge is reflected as an impairment of undeveloped properties in the accompanying financial statements. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

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

Capitalized costs and estimated future development costs are amortized on a unit-of-production method based on proved reserves associated with the applicable cost center. The Company has assesses for impairment for oil and natural gas properties for the full cost pool quarterly using a ceiling test to determine if impairment is necessary. Specifically, the net unamortized costs for each full cost pool, less related deferred income taxes, should not exceed the following: (a) the present value, discounted at 10%, of future net cash flows from estimated production of proved oil and gas reserves, plus (b) all costs being excluded from the amortization base, plus (c) the lower of cost or estimated fair value of unproved properties included in the amortization base, less (d) the income tax effects related to differences between the book and tax basis of the properties involved. The present value of future net revenues should be based on current prices, with consideration of price changes only to the extent provided by contractual arrangements, as of the latest balance sheet presented. The full cost ceiling test must take into account the prices of qualifying cash flow hedges in calculating the current price of the quantities of the future production of oil and gas reserves covered by the hedges as of the balance sheet date. In addition, the use of the hedge-adjusted price should be consistently applied in all reporting periods and the effects of using cash flow hedges in calculating the ceiling test, the portion of future oil and gas production being hedged, and the dollar amount that would have been charged to income had the effects of the cash flow hedges not been considered in calculating the ceiling limitation should be disclosed. Any excess is charged to expense during the period that the excess occurs. The Company did not have any hedging activities during the nine months ended September 30, 2013 and 2012. Application of the ceiling test is required for quarterly reporting purposes, and any write-downs cannot be reinstated even if the cost ceiling subsequently increases by year-end. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses are $-0- for the nine months ended September 30, 2013, 2012 and from January 18, 2005 (date of inception) through September 30, 2013.

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

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. The Company’s common stock equivalents, represented by convertible preferred stock, options and warrants, were not considered as including such would be anti-dilutive for the three and nine months ended September 30, 2013 and 2012.

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
SEPTEMBER 30, 2013

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

NOTE 2 – GOING CONCERN MATTERS

The Company has incurred a net loss of $2,072,210 and $2,687,325 for the nine months ended September 30, 2013 and 2012, respectively. The Company has incurred significant losses and has an accumulated deficit of $33,419,289 at September 30, 2013. These factors raised substantial doubt about the Company’s ability to continue as a going concern.

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

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	September 30, 2013	December 31, 2012
Field equipment	$1,116,585	$1,116,585
Office equipment	40,283	40,283
Furniture and fixtures	31,704	31,704
Transportation equipment	54,250	54,250
Leasehold improvements	39,806	39,806
Total	1,282,628	1,282,628
Less accumulated depreciation	(932,199)	(818,926)
Net	$350,429	$463,702

Depreciation is recorded ratably over the estimated useful lives of five to ten years. Depreciation expense was $36,373 and $113,273 for the three and nine months ended September 30, 2013, respectively; $37,757 and $115,997 for the three and nine months ended September 30, 2012, respectively and $650,759 from January 18, 2005 (date of inception) through September 30, 2013.

NOTE 5 – SURETY BONDS

The Company has an aggregate of $175,643 and $175,381, as of September 30, 2013 and December 31, 2012, respectively, deposited in a financial institution as collateral for posted surety bonds with various governmental agencies as assurance for possible well-site reclamation, if required. The Company is obligated to maintain a surety bond in conjunction with certain acquired leases.

In June 2013, the Company forfeited its Surety Bond related to oil wells they operate in the State of Montana. As of September 30, 2013, the cash collateral for that Surety Bond in the amount of $50,000 was still on deposit.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

	September 30,	December 31,
	2013	2012
Accounts payable and accrued expenses	$1,743,523	$1,950,142
Accrued salaries and professional fees	281,000	94,000
Accrued interest	539,873	386,226
	$2,564,396	$2,430,368

During the nine month period ended September 30, 2013, the Company issued 425,000 shares of its common stock in settlement of $425,000 of accounts payable. In conjunction with the issuance, the Company recognized a gain on settlement of debt of $344,250 in the nine month period ended September 30, 2013.

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

During the nine month period ended September 30, 2013, the Company issued 1,243,124 shares of its common stock in settlement of the outstanding convertible notes payable.

During the nine month period ended September 30, 2013, the Company amortized the remaining $22,099 of debt discount in the current period as interest expense.

NOTE 8 – LOANS PAYABLE

Loans payable are comprised of the following:

	September 30, 2013	December 31, 2012
Loan payable, - bearing 7.5% per annum with no specific due date, guaranteed by Company officers. Currently in default.	$130,000	$130,000
Loan payable, bearing 12% per annum, secured by certain oil and gas properties; due February 29, 2012. Currently in default	593,000	593,000
Loan payable, bearing 12% per annum through February 29, 2012; 15% thereafter, secured by certain oil and gas properties; due April 29, 2012. Currently in default	130,000	130,000
Secured promissory note, bearing interest at a fixed $8,000 per month, secured by 5,000,000 shares of an officer of the Company due November 17, 2013. Currently in default	37,000	-
Various loans payable, with interest rates from 4% to 20% per annum, unsecured, currently in default ($64,275 and $52,918 related party loans, respectively).	407,202	408,468
Total	1,297,202	1,261,468
Less current portion	1,297,202	1,261,468
Long term portion	$-	$-

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

Settlement Agreement

On October 26, 2012, the Company entered into a Settlement Agreement (“Agreement”) whereby the bridge note holders in aggregate of $750,000, the loan note holder of a note issued on November 8, 2011 for $593,000 (Note 8) and the loan note holder of a note issued on December 12, 2011 for $130,000 (Note 8) agreed not to pursue foreclosure action against secured property in exchange for the Company agreeing to drop its counter claims subject to the following terms:

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
SEPTEMBER 30, 2013

e.	Until all obligations are paid in full (as defined), the Company will pay into an escrow a 10% overriding royalty for any hydrocarbon wells other than the Montana Leases.
f.
The Company was required to issue an aggregate of 895,313 shares of common stock and 1,444,187 warrants to purchase the Company’s common stock at an exercise price of $0.001 for five years. Anti-dilutive rights were also provided to the note holders in connection with these issuances. During the nine months ended September 30, 2013, an additional 815,055 shares and 683,110 warrants issued for interest and anti-dilutive rights.

g.
For the two months ended December 31, 2012, the Company must deliver common stock or warrants, as the case may be, based on 0.1667 share (warrant) per dollar of principal outstanding at December 31, 2012. Anti-dilutive rights provided.

h.
Beginning for the three months ended March 31, 2013 and for each subsequent three month period, the Company must deliver common stock or warrants, as the case may be, based on 0.25 share (warrant) per dollar of principal outstanding at December 31, 2012. Anti-dilutive rights provided.

To date, the Company is in compliance with the terms of the settlement agreement.

In connection with the Settlement agreement, the Company recorded a loss on debt modification of $426,980 comprised of legal obligations incurred and assumed of $64,359 and $362,621 fair value of issued commons stock and warrants (see Note 10 below)

During the nine months ended September 30, 2013, the Company issued an aggregate of 815,055 shares of its common stock and 683,110 of warrants in settlement of accrued interest and anti-dilutive provisions through September 30, 2013. The fair value of the shares issued (or to be issued) of $81,221 was charged to current period interest costs.

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

During the nine month period ended September 30, 2013, the Company issued 1,243,124 shares of its common stock in settlement of the outstanding convertible notes payable. As of September 30, 2013, there were no outstanding embedded derivatives relating to convertible debt.

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

The initial fair value of the embedded derivative of $391,955 was charged to current period operations as debt modification of $362,621 and $29,335 as interest expense.

The fair value of the described embedded derivatives of $759,649 at September 30, 2013 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	369.05%
Risk free rate:	0.63% to 1.39%

At September 30, 2013, the Company adjusted the recorded fair value of the derivative liabilities at December 31, 2012 to market resulting in non-cash, non-operating loss of $236,786 for the nine month period ended September 30, 2013.

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 21,000,000 shares of its $0.0001 par value preferred stock. As of September 30, 2013 and December 31, 2012, there were 500,000 shares of Series A Convertible preferred stock issued and outstanding and 566,000 and -0- shares of Series B Non-Voting Convertible preferred stock as of September 30, 2013 and December 31, 2012 respectively.

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
SEPTEMBER 30, 2013

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

During the nine months ended September 30, 2013, the Company issued an aggregate of 566,000 shares of its Series B Preferred stock valued at $73,580.

Common stock

The Company is authorized to issue 1,000,000,000 shares of its $0.001 par value common stock. As of September 30, 2013 and December 31, 2012, there were 53,198,478 and 38,716,299 shares issued, and 49,898,478 and 38,716,299 outstanding, respectively.

During the nine months ended September 30, 2013, we issued 3,724,000 for cash of $241,900.

On February 7, 2013, we issued 200,000 shares to a law firm for legal services to be provided, valued at $31,980.

On April 1, 2013, we issued 2,000,000 shares of our common stock for future consulting services, valued at $196,000. This was recorded as a prepaid asset and during the nine-month period ended September 30, 2013, $94,395 was amortized as stock-based compensation.

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

During the nine months ended September 30, 2013, the Company issued 3,000,000 shares of its common stock to acquire the overriding royalty interest in the Company’s future oil & gas production from NAEG Founders Holding Corporation. “See Note 1 – Undeveloped Oil & Gas Properties”.

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Mineral Royalty Payments and Oil & Gas Lease Payments

The Company is obligated to pay royalties to the lessors of its oil fields under the oil and gas leases with payments ranging from 16.67% to 20% of any production revenue. The Company is obligated for a minimum of $3.00 per acre per year in lease rental payments in Montana. The Company has fully paid-up several leases in advance or the leases are held for production or an extension provided by such Lessors and is therefore not at this time required to make any yearly lease rental payments.

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

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 13 – RELATED PARTY TRANSACTIONS

From January 18, 2005 (date of inception) through September 30, 2013, our principal stockholders have contributed an aggregate of $1,315,963 in working capital with the funds thereof reflected as additional paid in capital in the Company’s financial statements.

In conjunction with the reverse acquisition in 2009, the Company issued an aggregate of 10,000,000 shares of common stock and 500,000 shares of convertible preferred stock to two officers of Native American Energy Group, Inc.

As of September 30, 2013, Joseph D’Arrigo and family members have loans outstanding to the Company of $13,850, Raj Nanvaan has a loan outstanding of $17,625 and Richard Ross has an outstanding loan of $18,950. These loans are included in our loans payable and were made interest free. There is no benefit to either Mr. D’Arrigo, Mr. Ross or Mr. Nanvaan directly or indirectly from providing such loans.

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

During the nine months ended September 30, 2013, the Company issued 3,000,000 shares of its common stock to acquire the overriding royalty interest in the Company’s future oil & gas production from NAEG Founders Holding Corporation.

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

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 14 – STOCK OPTIONS AND WARRANTS

Stock Options

Employee options:

The following table summarizes the changes in employee options outstanding and the related prices for the shares of the Company’s common stock at September 30, 2013:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price

$0.20	6,000,000	8.96	$0.20	1,500,000	$0.20
2.00	4,000,000	3.96	2.00	1,000,000	2.00
	10,000,000	6.96	$0.92	2,500,000	$0.92

Transactions involving the Company’s employee option issuance are summarized as follows:

Average
	Number of	Price
	Shares	Per Share
Options outstanding at December 31, 2011	-	$-
Granted	10,000,000	0.92
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at December 31, 2012	10,000,000	0.92
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at September 30, 2013	10,000,000	$0.92

During the three and nine months ended September 30, 2013, the Company charged the vesting fair value of employee options of $121,875 and $365,625 to current period operations, respectively.

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Non- Employee options:

The following table summarizes the changes in non-employee options outstanding and the related prices for the shares of the Company’s common stock at September 30, 2013:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price

$0.20	1,000,000	0.96	$0.20	500,000	$0.20

Transactions involving the Company’s non-employee option issuance are summarized as follows:

Average
	Number of	Price
	Shares	Per Share
Options outstanding at December 31, 2011	-	$-
Granted	1,000,000	0.20
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at December 31, 2012	1,000,000	0.20
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Options outstanding at September 30, 2013	1,000,000	$0.20

During the three and nine months ended September 30, 2013, the Company charged the vesting fair value of non -employee options of $73,076 to current period operations.

The fair value of the described vesting non-employee options were determined using the Black Scholes Model with the following assumptions:

Dividend yield:	-0-%
Volatility	171.26%
Risk free rate:	0.13%

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock at September 30, 2013:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.001	3,009,151	4.30	$0.001	3,009,151	$0.001
0.60	150,000	3.42	0.60	150,000	0.60
0.70	2,345,506	0.98	0.70	2,345,506	0.70
	5,504,657	2.86	$0.32	5,504,657	$0.33

Transactions involving the Company’s warrant issuance are summarized as follows:

		Average
	Number of	Price
	Shares	Per Share
Warrants outstanding at December 31, 2011	798,000	$0.11
Granted	3,789,694	0.43
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at December 31, 2012	4,587,694	0.38
Granted	916,963	0.001
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding at September 30, 2013	5,504,657	$0.33

As per the Settlement Agreement entered into on October 26, 2012 (Note 9), for the nine month period ended September 30, 2013, the Company issued an aggregate of 916,963 warrants to purchase the Company’s common stock at $0.001 for five years. The Company recorded the estimated fair value of $127,342 as a charge to current period operations during the nine months ended September 30, 2013 as interest expense. The estimated fair value was determined using the Binomial Lattice option pricing method with the following assumptions: Dividend yield- 0%, risk free rate- from 0.77% to 1.41%, volatility-from 369.05% to 396.42%, expected life-contract life.

NATIVE AMERICAN ENERGY GROUP, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2013:

	Convertible Debt	Anti-dilutive
	Derivative	Provisions
Balance, January 1, 2013	$141,407	$491,370

Transfers in/out:	(179,853)	69,940

Total (gains) losses:
Mark-to-market at September 30, 2013:
- Reset provisions relating to debt	38,446
-Anti-dilutive provisions embedded in warrants and common stock		198,339

Balance, September 30, 2013	$-0-	$759,649

Net loss for the period included in earnings relating to the liabilities held at September 30, 2013	$(38,446)	$(198,339)

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

Due to our limited financial and organizational resources, we have amended our Technology License & Distribution Agreement (the “TLDA”) with Windaus Energy, Inc. (“Windaus”) and are currently focusing on oil & gas exploration and enhanced oil recovery operations.

Results of Operations for the Three Months Ended September 30, 2013 as compared to the Three Months Ended September 30, 2012:

Revenues

We have not generated any revenues for the three months ended September 30, 2013 and 2012.

Operating Expenses

Selling, General, and Administrative

Selling, general, and administrative expenses increased from $352,240 for the three months ended September 30, 2012 to $424,779 for the three months ended September 30, 2013. The increase of $72,539, or 21%, is primarily attributable to a vesting of stock based compensation previously issued in 2012.

Depreciation and Amortization

Depreciation and amortization remained approximately the same at $36,373 and $37,757 for the three months ended September 30, 2013 and 2012, respectively.

Total Operating Expenses

Total operating expenses increased to $461,152 for the three months ended September 30, 2013 from $389,997 for the three months ended September 30, 2012. The increase of $71,155 is primarily attributable to the vesting of stock based compensation during the three months ended September 30, 2013.

Loss on change in fair value of derivative liabilities

During the year ended December 31, 2012, we issued convertible debentures with certain conversion features and entered into a settlement agreement requiring us to issue warrants and common stock with anti-dilution provisions, which we identified as embedded derivatives. All require us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a net loss of $41,761 for the three months ended September 30, 2013, $18,922 loss for the same period, last year. During the three months ended September 30, 2013, we paid off the remaining above described convertible debentures.

Interest Expenses, net

Interest expense, net for the three months ended September 30, 2013, increased by $46,127 to $137,331 from $91,204 for the three months ended September 30, 2012. The primary reason for the increase in interest expense was due to issuing common shares and warrants in connection with our settlement agreement regarding our bridge financing and charged to period interest of $81,013 during the three months ended September 30, 2013.

Net Income (Loss)

Net Loss for the three months ended September 30, 2013 increased to $640,155 from a net loss of $500,036 for the three months ended September 30, 2012. The increase in net loss of $140,119 is primarily attributable to the factors described above.

Results of Operations for the Nine Months Ended September 30, 2013 as compared to the Nine Months Ended September 30, 2012:

Revenues

We have not generated any revenues for the nine months ended September 30, 2013 as compared to $11,572 from the sale of oil from well testing for the nine months ended September 30, 2012.

Operating Expenses

Selling, General, and Administrative

Selling, general, and administrative expenses increased from $1,086,816 for the nine months ended September 30, 2012 to $1,195,915 for the nine months ended September 30, 2013. The increase of $109,099, or 10%, is primarily attributable to a vesting of stock based compensation previously issued in 2012.

Impairment of undeveloped properties

During the nine months ended September 30, 2013, we issued 3,000,000 shares of its common stock to acquire a 2.5% overriding royalty interest in the Company’s future oil & gas production from NAEG Founders Holding Corporation. At June 30, 2013, we performed an evaluation of our acquired royalty interest for purposes of determining the implied fair value of the asset at June 30, 2013. The test indicated that the recorded remaining book value exceeded its fair value at June 30, 2013. As a result, upon completion of the assessment, we recorded a non-cash impairment charge of $405,000, net of tax, or $0.01 per share during the nine month period ended September 30, 2013 to reduce the carrying value of the royalty interest to $-0-.

Litigation Settlement

During the nine months ended September 30, 2012, we incurred litigation cost as described in our accompanying financial statements. As such, we incurred a $1,757,182 charge in the nine months ended September 30, 2012 comprised of accrual of expected costs. During the nine months ended September 30, 2013, we did not have any incurred costs.

Depreciation and Amortization

Depreciation and amortization decreased from $115,997 for the nine months ended September 30, 2012 to $113,273 for the nine months ended September 30, 2013. The decrease of $2,724 is attributable to aging equipment previously acquired.

Total Operating Expenses

Total operating expenses decreased to $1,714,188 for the nine months ended September 30, 2013 from $2,959,995 for the nine months ended September 30, 2012. The decrease of $1,245,807 is primarily attributable to the litigation costs incurred in 2012, net with the vesting of stock based compensation and impairment charge during the nine months ended September 30, 2013.

Loss on change in fair value of derivative liabilities

During the year ended December 31, 2012, we issued convertible debentures with certain conversion features and entered into a settlement agreement requiring us to issue warrants and common stock with anti-dilution provisions, which we identified as embedded derivatives. All require us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a net loss of $236,786 for the nine months ended September 30, 2013, $18,922 for the same period, last year. During the nine months ended September 30, 2013, we paid off the remaining above described convertible debentures.

Gain on settlement of debt

During the nine months ended September 30, 2013, we settled $425,000 of outstanding accounts payable for 425,000 shares of our common stock resulting in a gain on settlement of debt of $344,250 as compared to $653,220 for the same period, last year.

Interest Expenses, net

Interest expense, net for the nine months ended September 30, 2013, increased by $27,657 to $407,134 from $379,477 for the nine months ended September 30, 2012. The primary reason for the increase in interest expense was due to issuing common shares and warrants in connection with our bridge financing charged to period interest of $183,095 in 2013, net with $40,858 non-cash interest relating our 2012 issued convertible debentures.

Net Income (Loss)

Net Loss for the nine months ended September 30, 2013 decreased to $2,072,210 from a net loss of $2,687,325 for the nine months ended September 30, 2012. The decrease of $615,115 is primarily attributable to the factors described above.

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

As of September 30, 2013, we had a working capital deficit of $4,521,786. For the nine months ended September 30, 2013, we generated a net cash flow deficit from operating activities of $267,947, consisting primarily of year-to-date losses of $2,072,210. Non-cash adjustments included $113,273 in depreciation and amortization charges, $533,096 for equity-based compensation, loss on change in derivative liabilities of $236,786 and non-cash interest paid of $208,563, offset net gain on settlement or modification of debt of $285,635. Additionally, we had a net increase in current assets of $2,912 and a net increase in current liabilities of $500,413. Cash used in investing activity was $-0-. Cash provided by financing activities for the nine months ended September 30, 2013 totaled $277,634, consisting of proceeds from the sale of our common stock, proceeds from of notes and loans payable, net with repayments of related party loans.

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

In June 2013, we forfeited our Surety Bond related to oil wells we operate in the State of Montana. As of September 30, 2013, the cash collateral for that Surety Bond in the amount of $50,000 was still on deposit. Once we obtain an adequate source of financing, we expect to repost the surety bonds necessary to conduct field operations and produce hydrocarbons from any leasehold interests.

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

Among other debts, as of September 30, 2013, we owed:

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

Any excess is charged to expense during the period that the excess occurs. We did not have any hedging activities during the quarter ended September 30, 2013. Application of the ceiling test is required for quarterly reporting purposes, and any write-downs cannot be reinstated even if the cost ceiling subsequently increases by year-end. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

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

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on this evaluation, and because of our limited resources and limited number of employees, our management concluded that our disclosure controls and procedures were ineffective as of September 30, 2013 due to a material weakness in internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. As a result of its assessment, management identified a material weakness in our internal control over financial reporting. Based on the weakness described below, management concluded that our internal control over financial reporting was not effective as of September 30, 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of September 30, 2013:

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

There were no significant changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On February 14, 2013, we issued an aggregate of 355,719 shares of our common stock in payment of interest and anti-dilutive provisions as part of our settlement agreement as described in our financial statements.

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

On June 30, 2013, we issued and sold to 1 investor 620,000 shares of our common stock at a per share purchase price of $0.05 per share for proceeds of $31,000.

On July 1, 2013, we issued and sold to 1 investor 189,000 shares of our common stock at a per share purchase price of $0.10 per share for proceeds of $18,900.

On July 17, 2013, we issued and sold to 1 investor 100,000 shares of our common stock at a per share purchase price of $0.10 per share for proceeds of $10,000.

On August 16, 2013, we issued and sold to 2 investors an aggregate of 200,000 shares of our common stock at a per share purchase prices from $0.05 to $0.10 per share for proceeds of $15,000.

On August 19, 2013, we issued and sold to 3 investors an aggregate of 1,140,000 shares of our common stock at a per share purchase price of $0.05 to $0.10 per share for proceeds of $62,000.

On August 19, 2013, we issued an aggregate of 309,676 shares of our common stock in payment of interest and anti-dilutive provisions as part of our settlement agreement as described in our financial statements.

On September 9, 2013, we issued 1,419,466 shares of our common stock as payment of convertible notes payable of $45,000.

On September 13, 2013, we issued and sold to 3 investors an aggregate of 250,000 shares of our common stock at a per share purchase price of $0.05 to $0.10 per share for proceeds of $17,500.

On September 23, 2013, we issued and sold to 3 investors an aggregate of 300,000 shares of our common stock at a per share purchase price of $0.05 per share for proceeds of $15,000.

On September 26, 2013, we issued an aggregate of 224,660 shares of our common stock in payment of interest and anti-dilutive provisions as part of our settlement agreement as described in our financial statements.

Each of the above issuances was made pursuant to an exemption from registration in reliance upon Section 4(2) of the Securities Act.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

As of November 14, 2013, we are in default with respect to secured debt comprised of 3 secured loans made to the company by High Capital Funding LLC (“Lender or Plaintiff”) from August 2011 to December 2011 during our field operations related to our 5 Well Workover and Enhanced Oil Recovery Program in Montana (“Bridge Loans and Secured Loans”). On May 25, 2012, Lender filed a Complaint for Foreclosure against the Company alleging that the Company is in default for nonpayment of monies owed under the Bridge Loans and Secured Loans.

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

NATIVE AMERICAN ENERGY GROUP, INC.

Dated: November 19, 2013	By:	/s/ Joseph G. D’Arrigo
Joseph G. D’Arrigo
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Raj S. Nanvaan
Raj S. Nanvaan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer