Form 10-K/A
period 2012-12-31
Native American Energy Group, Inc.
filed 2014-04-22
CIK 1499501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Native American Energy Group, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2013.

This Amendment No. 1 on Form 10K/A amends and restates our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Original 10-K”) filed with the Securities and Exchange Commission (the ”SEC”) on May 20, 2013 in response to a comment issued by the SEC and to clarify certain prior disclosures. This 10-K/A contains changes to Part IV—Item 15 (Exhibits, F-3, F-4 and F-8.) Please note that there were no changes to the Consolidated Financial Statements other than marking pages F-3, F-4 and F-8 as “Unaudited” to clarify that the financial statements for the cumulative period have not been audited.

Except for the changes stated above, no other changes have been made to the Company Annual Report on Form 10-K for the fiscal year ending December 31, 2012.

In accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, currently dated certifications of our principal executive officer and our principal financial officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2 and 32.1.

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

In this quarterly report, the use of words such as “anticipate,” “continue,” “estimate,” “expect,” “likely,” “may,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties. While we believe that the expectations reflected in those forward–looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Our actual results could differ materially from those anticipated in these forward–looking statements. The differences between actual results and those predicted by the forward-looking statements could be material. Forward-looking statements are based upon our expectations relating to, among other things:

●	oil and natural gas prices and demand;

●	our future financial position, including cash flow, debt levels and anticipated liquidity;

●	the timing, effects and success of our acquisitions, dispositions and workover activities;

●	uncertainties in the estimation of proved reserves and in the projection of future rates of production;

●	timing, amount, and marketability of production;

●	our ability to find, acquire, market, develop and produce new properties;

●	effectiveness of management strategies and decisions;

●	the strength and financial resources of our competitors;

●	climatic conditions;

●	the receipt of governmental permits and other approvals relating to our operations;

●	unanticipated recovery or production problems; and

●	uncontrollable flows of oil, gas, or well fluids.

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

NATIVE AMERICAN ENERGY GROUP, INC.

Dated: April 22, 2014	By:	/s/ Joseph G. D’Arrigo
Name: Joseph G. D’Arrigo
Title: President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Dated: April 22, 2014	/s/ Joseph G. D’Arrigo
Name: Joseph G. D’Arrigo
Title: President, CEO and Director
(Principal Executive Officer)

Dated: April 22, 2014	/s/ Raj S. Nanvaan
Name: Raj S. Nanvaan
Title: Chief Financial Officer and Director
(Principal Accounting Officer)

Dated: April 22, 2014	/s/ Richard Ross
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
			(Unaudited)

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
			(Unaudited)
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